Form 10-Q
period 1999-09-30
VITAMINSHOPPE COM INC
filed 1999-11-22
CIK 1090156

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER 0-27499

                            VITAMINSHOPPE.COM, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               22-3659179
         (State of incorporation)           (I.R.S. Employer Identification No.)

               444 MADISON AVENUE, SUITE 802, NEW YORK, NY 10022
             (Address and zip code of principal executive offices)

                                 (212) 308-6730
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X  .
    -----     -----

Number of shares of Common Stock outstanding as of November 19, 1999:             Class A common stock 7,277,574
                                                                                  Class B common stock 13,081,500

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Statement of Stockholders' Equity

                  Notes to Financial Statements

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3:           Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

ITEM 2:           Changes in Securities and Use of Proceeds

ITEM 6:           Exhibits and Reports on Form 8-K

Signatures

ITEM 1.FINANCIAL STATEMENTS


                                                  VITAMINSHOPPE.COM, INC.
                                                  CONDENSED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December 31,                September 30,
                                                                                        1998                         1999
                                                                                  ------------------           -----------------
                                                                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                         $        -                  $   14,470
    Accounts receivable                                                                       35                           -
    Prepaid expenses and other current assets                                                 94                       6,578
                                                                                      ----------                  ----------
        Total current assets                                                                 129                      21,048
    Property and equipment, net                                                              485                       2,022
                                                                                      ----------                  ----------
        Total assets                                                                  $      614                  $   23,070
                                                                                      ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities                                          $      824                  $    8,180
    Note due to The Vitamin Shoppe                                                         3,583                       5,803
                                                                                      ----------                  ----------
        Total current liabilities                                                          4,407                      13,983
Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $.01 par value; no
      shares outstanding at December 31, 1998; 2,000,000
      shares authorized, 1,775,260 shares issued and
      outstanding at September 30, 1999                                                        -                      23,558
   Class A common stock, $.01 par value; no shares issued or
      outstanding; 30,000,000 shares authorized                                                -                           -
   Class B common stock, $.01 par value; no shares
      outstanding at December 31, 1998; 15,000,000 shares
      authorized, 13,081,500 shares outstanding at September
      30, 1999                                                                                 -                         131
    Additional paid in capital                                                                 -                     (4,739)
    Deferred stock-based compensation                                                          -                     (3,255)
    Deficit                                                                              (3,793)                     (6,608)
                                                                                      ----------                  ----------
        Total stockholders' equity (deficit)                                             (3,793)                       9,087
                                                                                      ----------                  ----------
        Total liabilities and stockholders' equity (deficit)                          $      614                  $   23,070
                                                                                      ==========                  ==========

The accompanying notes are an integral part of these financial statements.


                                             VITAMINSHOPPE.COM, INC.
                                             STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     Three Months Ended                  Nine Months Ended
                                                                       September 30,                       September 30,
                                                            ------------------------------------------------------------------------
                                                                  1998               1999             1998               1999
                                                            ------------------------------------------------------------------------
                                                                        (unaudited)                         (unaudited)
Net sales                                                         $      1,045       $      3,743      $      1,525       $    8,046
Cost of goods sold                                                         528              2,113               767            4,217
                                                                  ------------       ------------      ------------       ----------
Gross profit                                                               517              1,630               758            3,829
                                                                  ------------       ------------      ------------       ----------
Operating expenses:
  Marketing and sales expenses                                             905              5,966             1,297           10,333
  Technology development expenses                                           78                950               273            1,669
  General and administrative expenses                                      291              1,403               606            2,720
                                                                  ------------       ------------      ------------       ----------
    Total operating expenses                                             1,274              8,319             2,176           14,722
                                                                  ------------       ------------      ------------       ----------
Loss from operations                                                     (757)            (6,689)           (1,418)         (10,893)
Interest expense (income), net                                              33               (81)                60              140
                                                                  ------------       ------------      ------------       ----------
Net loss                                                          $      (790)       $    (6,608)      $    (1,478)       $ (11,033)
                                                                  ============       ============      ============       ==========
Basic and diluted net loss per share (1)                          $     (0.06)       $     (0.51)      $     (0.11)       $   (0.84)
                                                                  ============       ============      ============       ==========
Shares outstanding used to compute basic and diluted net
loss per share (1)                                                  13,081,500         13,081,500        13,081,500       13,081,500
                                                                  ============       ============      ============       ==========

(1) The number of shares used to compute the loss per share amounts includes 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999, as if all shares were outstanding for the entire periods presented.

The accompanying notes are an integral part of these financial statements.


                                              VITAMINSHOPPE.COM, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     1998              1999
                                                                                ---------------  ------------------
                                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
    Net loss                                                                        $   (1,478)        $    (11,033)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                         10                  136
      Amortization of deferred stock-based compensation                                      -                  354
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    -                   35
      Prepaid expenses and other current assets                                              -               (6,484)
      Accounts payable and accrued liabilities                                               -                7,356
                                                                                   -----------          -----------
    Net cash used in operating activities                                               (1,468)              (9,636)
                                                                                   -----------          -----------
Cash flows from investing activities:
    Capital expenditures                                                                  (104)              (1,673)
                                                                                   -----------          -----------
    Net cash used in investing activities                                                 (104)              (1,673)
                                                                                   -----------          -----------
Cash flows from financing activities:
    Increase in note due to The Vitamin Shoppe                                           1,572                2,220
    Issuance of common stock                                                                 -                    1
    Issuance of Series A convertible preferred stock                                         -               23,558
                                                                                   -----------          -----------
    Net cash provided by financing activities                                            1,572               25,779
                                                                                   -----------          -----------
Net increase in cash and cash equivalents                                                    -               14,470
Cash and cash equivalents - beginning of period                                              -                    -
                                                                                   -----------          -----------
Cash and cash equivalents - end of period                                          $         -          $    14,470
                                                                                   ===========          ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                                                         $         -          $         -
                                                                                   ===========          ===========
  Income taxes                                                                     $         -          $         -
                                                                                   ===========          ===========

The accompanying notes are an integral part of these financial statements.

                            VITAMINSHOPPE.COM, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        Series A             Class A                Class B
                                  convertible preferred
                                         stock             Common stock            Common stock
                                  ----------------------  -----------------    ---------------------
                                   Shares        Amount    Shares   Amount      Shares       Amount
                                  --------      --------  -------- --------    --------     --------
Balance, December 31, 1998               -      $      -         -   $   -               -     $  -
   Net loss through June 30, 1999        -             -         -       -               -        -
   Capitalization of the Company
     by The Vitamin Shoppe on
     June 30, 1999                       -             -         -       -      13,081,500      131
   Net loss for the period from
     July 1, 1999 through
     September 30, 1999                  -             -         -       -               -        -
   Sale of Series A convertible
     preferred stock             1,775,260        23,558         -       -               -        -
   Deferred stock-based
     compensation                        -             -         -       -               -        -
   Amortization of deferred
     stock-based compensation            -             -         -       -               -        -
                                 ---------      --------   -------   -----     -----------     ----

Balance, September 30, 1999      1,775,260      $ 23,558        -    $   -      13,081,500     $131
                                 =========      ========   =======   =====     ===========     ====


                                 Additional   Deferred

                                   Paid in    stock-based   Accumulated

                                   Capital    compensation    Deficit     Total
                                  ---------  --------------  ---------   -------
Balance, December 31, 1998          $      -     $      -     $(3,793)   $(3,793)
   Net loss through June 30, 1999          -            -      (4,425)    (4,425)
   Capitalization of the Company
     by The Vitamin Shoppe on
     June 30, 1999                   (8,348)            -        8,218          1
   Net loss for the period from
     July 1, 1999 through
     September 30, 1999                    -            -      (6,608)    (6,608)
   Sale of Series A convertible
     preferred stock                       -            -            -     23,558
   Deferred stock-based
     compensation                      3,609      (3,609)            -          -
   Amortization of deferred
     stock-based compensation              -          354            -        354

                                    --------     --------     --------      -----
Balance, September 30, 1999         $(4,739)     $(3,255)     $(6,608)   $  9,087
                                    ========     ========     ========      =====


The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

VitaminShoppe.com, Inc. (the "Company" or "VitaminShoppe.com") is a leading online source for products and content related to vitamins, nutritional supplements and minerals. Until July 1999, the Company was wholly owned by Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe"). The Company commenced operations effective October 1, 1997 as a division of The Vitamin Shoppe and operated in the development stage until April 1998, when it began sales through its website. The Company was incorporated in Delaware in May 1999 and capitalized by The Vitamin Shoppe in June 1999. See Note 3.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of December 31, 1998, which has been derived from audited financial statements, and the accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Prospectus dated October 8, 1999 filed with the Securities and Exchange Commission.

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, expected market conditions based on published economic forecasts, current operating strategies and the availability of capital, which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions, and as a result actual results could differ from the original estimates. Results of operations for the interim period are not necessarily indicative of the results to be expected for the year.

In the opinion of the Company, the accompanying condensed financial statements contain all adjustments, which were normal and recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998 and its results of operations for the three and nine month periods ended September 30, 1999 and 1998, cash flows for the nine month periods ended September 30, 1999 and 1998 and changes in shareholders' equity for the nine month period ended September 30, 1999.

         Basis of Presentation

For all periods prior to July 1, 1999, the financial statements have been prepared as if the Company operated as a stand-alone entity since inception. Thus, the financial information related to those periods may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had actually been a separate, stand-alone entity.

For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administration, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $260,000 for the third quarter 1998 and $786,000 and $541,000 for the nine months ended September 30, 1999 and 1998. Interest expense shown in the financial statements reflects interest at a rate of 8.75 percent per annum on the average amounts due to The Vitamin Shoppe. Allocations of expenses are estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

Effective July 1, 1999 the Company and The Vitamin Shoppe entered into several intercompany agreements, which replace the expense allocations covering inventory supply, fulfillment, marketing and administrative that were in effect prior to July 1, 1999 and which cover additional rights and obligations regarding trademark licenses, co-marketing and databases. Under the intercompany agreements for inventory supply and fulfillment, The Vitamin Shoppe supplies inventory to the Company at a cost equal to 105 percent of The Vitamin Shoppe's product cost and fulfills customer orders at a cost equal to 105 percent of The Vitamin Shoppe's actual average unit cost per package, plus actual shipping costs not paid directly by the Company. Each of these was provided at 100 percent of cost under the allocation approach used prior to July 1, 1999.

The rights and obligations which were added when the intercompany agreements became effective July 1, 1999 include trademark licenses and co-marketing. The trademark license agreement provides the Company with the exclusive right to use The Vitamin Shoppe's trademarks in connection with its marketing and sale of products and services in online commerce. Under this agreement, the Company will pay The Vitamin Shoppe an annual royalty fee equal to $1 million plus a percentage (which ranges from 5 percent to 1 percent depending upon volume) of the Company's net sales of The Vitamin Shoppe (R) brand products, and other products identified by or branded with The Vitamin Shoppe's trademarks. Under the co-marketing agreements, The Vitamin Shoppe and the Company provide certain advertising and promotional references to each other in their respective catalogue, retail store and, on a limited basis, web businesses for mutually agreed upon fees.

For the third quarter 1999, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $1.2 million. Included in accounts payable and accrued expenses on the accompanying balance sheet at September 30, 1999 are amounts due to The Vitamin Shoppe related to these intercompany agreements for merchandise purchases and expenses in the amounts of $1.2 million and $1.1 million, respectively.

By implementing the intercompany agreements, new charges were created that were not provided for in the historical financial statements prior to July 1, 1999. On a pro forma basis, had the trademark license and the supply and fulfillment agreements been in place for all periods presented, the Company's net loss would have been $1.1 million for the third quarter 1998, $2.1 million for the nine months ended September 30, 1998 and $11.8 million for the nine months ended September 30, 1999. For the third quarter 1999, the charges related to these intercompany agreements are included in results of operations.

All merchandise purchases are made from The Vitamin Shoppe under the intercompany supply agreement. Such purchases aggregated $2.1 million and $528,000 for the third quarters 1999 and 1998 and $4.2 million and $767,000 for the nine months ended September 30, 1999 and 1998.

         Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the three months and nine months ended September 30, 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of the Series A preferred stock, stock options and warrants are antidilutive. At September 30, 1999, securities, the issuance or exercise of which may result in dilution, consisted of 2,732,119 shares of Class A common stock issuable upon conversion of the Series A preferred stock, 32,703 shares of Series A convertible preferred stock issuable upon the exercise of a warrant and 1,102,510 options to purchase shares of Class A common stock. VitaminShoppe.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no other nominal issuances of common stock or potential common stock required to be shown as outstanding for all periods as outlined in SAB No. 98.

3.       CAPITAL TRANSACTIONS

The Company was incorporated in May 1999 and was capitalized in June 1999. The Company was capitalized by the issuance to The Vitamin Shoppe of 1,000 shares of common stock, par value $.01 per share, for a purchase price of $1,000 and the contribution by The Vitamin Shoppe of net liabilities of approximately $8.2 million. In July 1999, the Company effected a recapitalization through the authorization of 30,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock and the issuance of 13,081,500 shares of Class B common stock in exchange for the 1,000 shares of common stock previously issued to The Vitamin Shoppe. The recapitalization has been retroactively reflected in the accompanying financial statements. Prior to June 30, 1999, the Company was operated as a division of The Vitamin Shoppe. In addition, the Company authorized 5,000,000 shares of preferred stock. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to six votes per share.

On July 9, 1999, the Company issued $10 million in aggregate principal amount of promissory notes due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. As described below, in July 1999 these notes were converted into shares of Series A convertible preferred stock.

On July 27, 1999, the Company issued 1,775,260 shares of Series A convertible preferred stock, par value $.01 per share, that were convertible into 2,732,119 shares of Class A common stock ($9.15 fair value per share) for gross proceeds of $25 million. The proceeds (net of commissions and offering costs) of this transaction were approximately $23.6 million. Of the gross proceeds, $10 million was paid through the conversion of promissory notes referred to in the preceding paragraph into Series A convertible preferred stock. The remaining shares were sold to the noteholders and other persons for cash consideration of $15 million. The Company also issued warrants to purchase an equivalent of 32,703 shares of Class A common stock at a price of $9.15 per share, subsequently amended to $11.00, to the placement agent in consideration for its services in this transaction. The estimated fair value of the warrants issued to the placement agent of approximately $86,000 was credited to additional paid-in capital in the unaudited balance sheet. All shares of the Series A convertible preferred stock converted into an aggregate of 2,732,119 shares of the Class A common stock upon the closing of the Company's initial public offering.

On July 27, 1999, the Company filed a Registration Statement on Form S-1, as amended (File No. 333-83849) with the Securities and Exchange Commission to offer shares of Class A common stock to the public. The offering was consummated on October 8, 1999. See Note 6.

On September 9, 1999, the Company's Board of Directors approved a 1.539-for-1 stock split of its Class A common stock and Class B common stock, which was effective on September 22, 1999. The respective share and per-share amounts and conversion ratios included in the unaudited financial statements and these footnotes reflect the stock split for all periods presented.

4.       STOCK BASED COMPENSATION

From June 14 to September 20, 1999, the Company granted stock options to employees and directors at exercise prices that were treated as if they were below the fair market value at the date of grant. In relation to these grants, the Company will recognize deferred compensation expense of approximately $3.5 million ratably over the vesting term of three years. The Company recognized compensation expense of $84,000 and $354,000 during the three and nine months ended September 30, 1999. With respect to some of the options granted, vesting was accelerated upon the consummation of the Company's initial public offering. The Company will record approximately $697,000 of compensation expense in connection with its initial public offering during the fourth quarter 1999.

5.       INCOME TAXES

The Company's operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through June 30, 1999, The Vitamin Shoppe has not allocated to the Company its share of income tax liabilities or benefits attributable to the Company's operating results. The Company's income tax provisions have been calculated on a separate return basis and present the effect on operating results as if the Company had not been included in the consolidated income tax return of The Vitamin Shoppe. Because of the Company's operating losses since inception and the uncertainty of future recoverability, and because The Vitamin Shoppe has not allocated any tax benefits to the Company, the Company has not provided for income tax benefits in the financial statements.

Since the capitalization of the Company on July 1, 1999, the Company is no longer part of The Vitamin Shoppe's consolidated group. Losses generated after the Company ceased to be part of The Vitamin Shoppe's consolidated group are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be recorded, depending on the Company's ability to demonstrate the likelihood of future profitability.

For the third quarter 1999, the Company incurred a loss that, if utilized, provides a future tax benefit of approximately $2.6 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of these net operating loss carryforwards in the future, the Company has provided a valuation allowance to offset these deferred tax assets.

6.       SUBSEQUENT EVENTS

On October 6, 1999, the Company granted to an employee an option to purchase 200,000 shares of its Class A common stock at an exercise price of $9.15 per share, which will result in additional deferred stock based compensation of $370,000 during the fourth quarter 1999 that will be amortized over the vesting period of three years.

On October 8, 1999, the Company sold 4,545,455 shares of its Class A common stock in an initial public offering at a price of $11.00 per share. The gross proceeds from the offering were $50 million. The net proceeds were $45 million after deducting the underwriting discounts and commissions of $3.5 million and other offering expenses of $1.5 million.

On October 14, 1999, the Company granted to an employee an option to purchase 339,954 shares of its Class A common stock at an exercise price of $11.00 per share.

On October 14, 1999, the Company granted to five directors an option to purchase 192,375 shares of its Class A common stock at an exercise price of $11.00 per share.

In connection with the initial public offering, the 1,775,260 shares of Series A convertible preferred stock converted into 2,732,119 shares of Class A common stock. The carrying amount of the Series A convertible preferred stock will be credited to Class A common stock stated capital and to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this report, some statements made herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These Forward-Looking Statements reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these Forward-Looking Statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and liquidity to differ from those expressed in, or implied by, these Forward-Looking Statements. These risks, uncertainties and other factors are described in our Registration Statement on Form S-1, as amended (File No. 333-83849), under the caption "Risk Factors". We are not obligated to update or revise these Forward-Looking Statements to reflect new events or circumstances.

OVERVIEW

As used in this document, "we," "our," "us" and the "Company" means VitaminShoppe.com, Inc.

We began development of our online operations in October 1997 and launched our website on April 7, 1998. For the period from our inception through the launch of the website, our primary activities consisted of:

         -     developing the business model;
         -     developing strategic relationships;
         -     designing and developing our website;
         -     recruiting and training employees;
         - negotiating advertising contracts with several major web portals; and
         -     developing The VitaminShoppe.com brand.

Since the launch of the website, these operating activities have continued. We have also focused on building sales momentum, promoting the brand, enhancing the search and transactional features of our website, expanding customer service operations, increasing the information content available to our customers and building the infrastructure of the business.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. In view of these factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

We have incurred net losses of $14.8 million from inception through September 30, 1999. We believe that net losses will continue for the foreseeable future as our advertising, marketing and technology expenditures increase. We also believe that the rate at which losses will be incurred will increase significantly from current levels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER 1999") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THIRD QUARTER 1998")

Net Sales. Net sales consist of product sales net of allowances for product returns. Revenues are recognized when the related product is shipped. The level of our sales depends on many factors, including:

     -   the number of customers that we are able to attract;
     -   the frequency of customers' purchases;
     -   the quantity and mix of products that customers purchase;
     -   the price that we charge for our products; and
     -   the level of customer returns that we experience.

Net sales for the third quarter 1999 totaled $3.7 million, an increase of $2.7 million or 258 percent from net sales of $1.0 million during the third quarter 1998. We have made enhancements to the website to improve navigation and the overall user experience, and we have increased advertising expenditures. We believe these factors have contributed to growth in our customer base and continuation of a favorable repeat buying pattern.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe") supplies inventory to us on an exclusive basis. Under our supply and fulfillment agreement with The Vitamin Shoppe beginning July 1, 1999, we pay The Vitamin Shoppe an amount equal to 105 percent of The Vitamin Shoppe's product cost. Prior to that time, inventory was provided to us by The Vitamin Shoppe at 100 percent of its product cost. As a result, cost of goods sold as a percentage of sales is higher in the third quarter 1999 than in the past and we expect that it will continue to be higher than in the past. In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively affect our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

     - the cost of our products, including the extent of purchase volume discounts that The Vitamin Shoppe is able to obtain from suppliers;
     -   promotions or special offers to attract new customers;
     - the mix of The Vitamin Shoppe(R) brand products versus other branded products that our customers purchase; and
     - the mix of products within each brand category that our customers purchase.

Cost of goods sold for the third quarter 1999 was $2.1 million or 56.5 percent of net sales versus $0.5 million or 50.5 percent of net sales for the third quarter 1998. The increase in cost of sales as a percent of net sales is attributable to the implementation of our supply and fulfillment agreement with The Vitamin Shoppe, the offering of promotional discount coupons to customers during part of the third quarter 1999 and the sale of a lower proportion of The Vitamin Shoppe(R) branded products versus other brands as a percent of total sales in the third quarter 1999 as compared to the third quarter 1998. The Vitamin Shoppe(R) brand of products carries a higher gross margin than other brands.


Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, customer service, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe. Prior to July 1, 1999 these charges were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Under these agreements The Vitamin Shoppe will continue to provide warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for fulfillment services an amount equal to 105 percent of The Vitamin Shoppe's actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. While this amount is higher than the 100 percent cost of these services to us under the historical allocation method, we believe that the increase will not have a material effect on our results of operations because our fulfillment costs have historically been less than 3 percent of our net sales. Under the trademark license agreement with The Vitamin Shoppe which provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce, we pay an annual royalty fee equal to $1 million plus an amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product. Prior to July 1, 1999, there was no royalty fee charged by The Vitamin Shoppe.

Marketing and sales expenses increased by $5.1 million to $6.0 million or 159 percent of net sales for the third quarter 1999 from $0.9 million or 87 percent of net sales for the third quarter 1998. The increase is largely attributable to the implementation of our significant and ongoing marketing campaign which began with online media and radio. In addition, we have added to our roster of strategic relationships with web portals and health-oriented channels. Subsequent to the third quarter 1998, agreements with Yahoo! (November 1998), drkoop.com (March 1999), OnHealth (March 1999), InteliHealth (April 1999) and America Online (September 1999 but began in October 1999) have been added to the existing list which included Ask Dr. Weil (April 1998) and Infoseek (August
1998). Third quarter 1999 expenses include all but the America Online agreement, which began in October. We expect marketing and sales expenses to increase significantly during future periods, but they may vary considerably from quarter to quarter, depending upon the timing of advertising campaigns.

Technology Development Expenses. Technology development expenses consist primarily of consulting fees and payroll and related expenses for applications development and information technology personnel, licensing and service agreements, website hosting and communications charges and website content development and design expenses. For the third quarter 1999 technology development expenses increased by $0.9 million to $1 million from $0.1 million for the third quarter 1998. As a percent of third quarter net sales, these expenses were 25.4 percent in 1999 and 7.4 percent in 1998. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior web commerce experience to our customers. We believe strongly that ongoing technology-based enhancements to the website and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention. Continued investment in technology development is therefore anticipated, including improvements to the capabilities of the site and expansion in the infrastructure necessary to support the site. We also expect to continue to invest in the development of in-house expertise necessary to effectively manage the technology of our business. In the third quarter 1999, we successfully recruited a highly experienced Chief Technology Officer and a Director of Technology Operations, as well as several other technology professionals.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased by $1.1 million to $1.4 million or 37.5 percent of net sales for the third quarter 1999 from $0.3 million or 27.8 percent of net sales for the third quarter 1998. This increase is primarily due to the addition of personnel, professional fees and other expenses associated with building our infrastructure. As we continue this building process, we expect that our general and administrative expenses will continue to increase during future periods.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. Interest expense is charged at 8.75 percent per annum on The Vitamin Shoppe's advances to the Company for a total of $127,000 in the third quarter 1999 and $33,000 in the third quarter 1998. Interest income has been earned since the sale of Series A convertible preferred stock on July 27, 1999 and amounts to $208,000 in the third quarter 1999.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $0.3 million in the third quarter 1999 as compared to zero in the third quarter 1998. Deferred compensation expense of $0.7 million will be recorded upon the closing of our initial public offering due to the accelerated vesting of stock options.

Intercompany agreements. The intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $1.1 million of net expenses and $2.1 million of merchandise purchases under the intercompany agreements with The Vitamin Shoppe during the third quarter 1999. The intercompany agreements were not in place during the third quarter 1998. During the third quarter 1998, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100 percent of cost rather than the 105 percent provided in the intercompany agreements. Had the intercompany agreements been in place during the third quarter 1998, our net loss would have been increased to $1.1 million.

Income taxes. The Company's operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through June 30, 1999, The Vitamin Shoppe has not allocated to us our share of income tax liabilities or benefits attributable to our operating results. Our income tax provisions have been calculated on a separate return basis and present the effect on operating results as if we had not been included in the consolidated income tax return of The Vitamin Shoppe. Because of our operating losses since inception and the uncertainty of future recoverability, and because The Vitamin Shoppe has not allocated any tax benefits to us, we have not provided for income tax benefits in the financial statements through June 30,1999.

Following our capitalization on July 1, 1999, we are no longer part of The Vitamin Shoppe's consolidated group for income tax purposes. Losses generated from July 1, 1999 forward will be available to offset any of our future taxable income for 20 years from the time the losses are incurred. Deferred tax assets normally recorded to reflect the future benefit may or may not be recorded, depending on our ability to demonstrate the likelihood of future profitability.

For the third quarter 1999, we incurred a loss that, if utilized, provides a future tax benefit of approximately $2.6 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of these net operating loss carryforwards in the future, we have provided a valuation allowance to offset these deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("THE FIRST THREE QUARTERS 1999") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 ("THE FIRST THREE QUARTERS 1998")

Net Sales. Our website was launched on April 7, 1998. Accordingly, there were six months of sales during the first three quarters 1998 compared to a full nine months in the first three quarters 1999. Net sales have increased by $6.5 million to $8 million or 428 percent for the first three quarters 1999 from $1.5 million for the first three quarters 1998. During the first three quarters 1999, net sales grew at a compound average quarterly rate of 43 percent. We believe that this growth in net sales is attributable to enhancements made to our website to improve content, navigation and the overall user experience, and to increased advertising expenditures.

Cost of Goods Sold. Cost of goods sold was $4.2 million or 52.4 percent of net sales for the first three quarters 1999 versus $0.8 million or 50.3 percent of net sales in the first three quarters 1998. The increase in cost of sales as a percent of net sales is attributable to the implementation of the supply and fulfillment agreement with The Vitamin Shoppe, the sale in 1999 of a lower proportion of The Vitamin Shoppe (R) brand products which carry higher gross margin rates than other brands and the offering of promotional discount coupons to customers during the first three quarters 1999.

Marketing and Sales Expenses. For the first three quarters 1999, marketing and sales expenses increased by $9 million to $10.3 million from $1.3 million in the first three quarters 1998. As a percent of net sales, these expenses were 128 percent in 1999 and 82 percent in 1998. This increase is primarily due to expenses associated with entering into strategic relationships with web portals and health-oriented channels, including Ask Dr. Weil (April 1998), Infoseek (August 1998), Yahoo! (November 1998), drkoop.com (March 1999), OnHealth (March
1999) and InteliHealth (April 1999). Third quarter 1999 expenses include all but the America Online agreement, which began in October. Media expenses also increased due to the implementation in the third quarter 1999 of our significant and ongoing marketing campaign which began in radio and online media and will expand further in online media, radio, television, print and direct mail. We expect marketing and sales expenses to increase significantly during future periods and possibly to vary considerably from quarter to quarter, depending upon the timing of advertising campaigns.

Technology Development Expenses. Technology development expenses increased by $1.4 million to $1.7 million in the first three quarters 1999 from $0.3 million for the first three quarters 1998. Expenses have increased as a result of the addition of technology development personnel and greater use of third-party service providers, consultants and contract labor. We believe that continued investment in technology development is critical to attaining our strategic objectives and expect these expenses to increase significantly during future periods.

General and Administrative Expenses. For the first three quarters 1999, general and administrative expenses increased by $2.1 million to $2.7 million from $0.6 million for the first three quarters 1998. As we continue to build our infrastructure, we expect that expenses associated with the addition of personnel, facilities and professional and other fees will increase during future periods.

Interest expense (income), net. In the first three quarters 1999, interest expense (income), net included interest expense for the note due to The Vitamin Shoppe of approximately $348,000, offset by interest income earned on invested funds of $208,000. This compares to interest expense of $60,000 for the first three quarters 1998.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $0.4 million for the first three quarters 1999 versus zero for the first three quarters 1998. Deferred compensation expense of $0.7 million will be recorded upon the closing of our initial public offering due to the accelerated vesting of stock options.

Intercompany agreements. We incurred a total of $1.1 million of net expenses and $2.1 million of merchandise purchases under the intercompany agreements with The Vitamin Shoppe, all in the third quarter 1999. The intercompany agreements were not in place during the first three quarters 1998 and the six months ended June 30, 1999 but became effective on July 1, 1999. Had the intercompany agreements been in place during the full first three quarters 1999 and 1998, our net loss would have been increased to $11.8 million in 1999 and $2.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our operations have not generated sufficient cash flow to satisfy our current obligations. The Vitamin Shoppe funded these obligations through June 1999. As of September 30, 1999, we had accounts payable and accrued liabilities of $5.9 million and amounts payable to The Vitamin Shoppe of $2.3 million due under the intercompany agreements. Also on June 30, 1999, we issued a promissory note to The Vitamin Shoppe for approximately $5.8 million payable upon demand by The Vitamin Shoppe. This amount represents funds advanced to us by The Vitamin Shoppe for operating losses and working capital requirements through June 30, 1999. As of

September 30, 1999, our principal commitments consisted of obligations outstanding under online marketing agreements with web portals and strategic partners aggregating $16 million through February 2001 and a sublease agreement for our office space aggregating $1.8 million through November 2003.

On July 9, 1999, we issued $10 million in aggregate principal amount of promissory notes due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. As discussed below, these notes were converted into Series A convertible preferred stock.

In July 1999, we issued, for net proceeds of approximately $23.6 million, 1,775,260 shares of our Series A convertible preferred stock, par value $0.01 per share, that converted into an aggregate of 2,732,119 shares of Class A common stock. Approximately $10 million of this amount was paid by the conversion of promissory notes held by existing noteholders of The Vitamin Shoppe and their affiliates.

During the first three quarters 1999, net cash used in operating activities was $9.6 million, an increase of $8.2 million from the first three quarters 1998. Net cash used in investing activities was $1.7 million during the first three quarters 1999, an increase of $1.6 million from the first three quarters 1998. During the first three quarters 1999, net cash provided by financing activities was $25.8 million, which consisted of amounts funded by The Vitamin Shoppe, our initial capitalization by The Vitamin Shoppe and the sale of our Series A convertible preferred stock. We expect that cash flows from operating activities will continue to be negative as we increase our marketing and sales expenses to achieve our strategic goal of growing our customer base.

On October 8, 1999, we sold 4,545,455 shares of our Class A common stock in an initial public offering at a price of $11.00 per share. The gross proceeds from the offering were $50 million. The net proceeds were approximately $45 million after deducting the underwriting discounts and commissions of $3.5 million and other offering expenses of $1.5 million.

In connection with our initial public offering, the 1,775,260 shares of Series A convertible preferred stock automatically converted into 2,732,119 shares of Class A common stock. The carrying amount of the Series A convertible preferred stock was credited to Class A common stock stated capital and to additional paid-in capital.

We expect a significant increase in expenditures for online, traditional media and direct advertising to promote the VitaminShoppe.com brand and to attract and retain customers. We expect a substantial increase in our capital expenditures and lease commitments consistent with our expected growth in operations, infrastructure and personnel. We cannot assure you that we will experience growth in our operations. During the next six months, we intend to redesign our website to enhance its functionality. We expect to spend a significant amount for capital expenditures and expenses in connection with the redesign project. In addition, at some point we may need to establish our own fulfillment and distribution centers either to acquire greater control over the distribution process or to provide adequate supplies of products for our customers. This would require significant investments in facilities and equipment.

While we expect that the net proceeds of the initial public offering, in conjunction with our available funds, will be sufficient to meet our expected needs for working capital and capital expenditures for the next 12 months, a need may develop to raise additional funds prior to the end of this period. We cannot be certain that additional financing will be available to us when required on favorable terms or at all.

YEAR 2000 COMPLIANCE

Many existing computer programs and systems use only two digits to identify a year. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, these computer applications could fail or create erroneous results by, at or beyond the year 2000. Directly or through The Vitamin Shoppe, we use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 problem. For example, we are dependent upon the financial institutions involved in processing our customers' credit card payments for online services and a third party that hosts our web servers. We are also dependent upon telecommunications vendors to maintain our network and the United States Postal Service and other third-party carriers to deliver products to our customers.

Since inception, we have utilized third-party vendors to develop substantially all of the systems for the operation of our website. These systems include the software used to provide our online search and navigation capabilities, order entry, transaction processing, fulfillment and customer service functions, as well as firewall, security, monitoring and backup capabilities. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. Based upon our assessment, we believe that the software is year 2000 compliant.

Directly or through The Vitamin Shoppe, we have also assessed the year 2000 compliance of internally developed and purchased software, which includes software for use in order processing and fulfillment, including credit card processing and distribution functions, accounting and database systems. Based upon the results of this assessment, we developed and implemented a corrective action plan with respect to internally developed software applications, third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant. We are in the final stages of completing the required corrective actions. At this time, the expenses associated with the assessment and corrective action are expected to approximate $0.4 million, largely borne by The Vitamin Shoppe. Failure of our software and computer systems or those of our third-party suppliers to be year 2000 compliant could have a material adverse effect on us.

It is difficult for us to assess the year 2000 compliance of our general infrastructure necessary to support our operations. For example, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which individually has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe that most entities and individuals that rely significantly on the Internet are reviewing and attempting to address issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues.

A significant disruption in the ability of consumers to access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our products and services. Any failure of our material systems, our vendors' material systems, our customers' computers or the Internet to be year 2000 compliant could have negative consequences for us which could include difficulties in operating our website effectively, taking customer orders, making product deliveries or conducting other fundamental parts of our business.

At this time, we are in the process of developing some contingency plans that will address certain situations that may result if our vendors are unable to achieve year 2000 compliance. These plans currently relate to those parts of our environment that are under our direct control such as the following functions:

     - order entry, where we are developing a contingency process for taking orders via our customer service representatives in the event that the internet fails;

     - interface to the fulfillment process, where we are developing plans to manually create and deliver orders to the warehouse facilities for packing and distribution; and

     - core applications, where we have made arrangements for increased monitoring and backup and availability of key programming personnel on the critical days to make any necessary corrections.

The cost of implementing such plans, or others as necessary, could be significant but cannot be estimated at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS No. 130 as of January 1, 1998 did not have a material effect on our financial statements or disclosures as we have no reconciling items. Therefore, net loss and comprehensive loss are the same.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report information about operating segments in their annual financial statements and in subsequent condensed financial statements of interim periods issued to stockholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. Adoption of this new standard did not have an effect on our disclosures for all periods because we currently operate as one segment.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 establishes accounting and reporting standards for start-up activities and requires the costs of start-up activities, including organization costs, to be expensed as incurred. We adopted SOP 98-5 effective January 1, 1999, and its adoption did not have a material effect on our financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of all derivatives on the balance sheet at fair value. We have determined that the adoption of this new standard will not have a material effect on our financial statements or disclosures for all periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                            VITAMINSHOPPE.COM, INC.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The registrant incorporates Item 15 entitled "Recent Sales of Unregistered Securities" in its Registration Statement on Form S-1 (File No. 333-83849) as originally filed with the Securities and Exchange Commission on July 27, 1999 and as subsequently amended.

         On October 8, 1999, our Registration Statement on Form S-1 (File No. 333-83849) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we registered and sold 4,545,455 shares of Class A common stock, par value $.01, at a price of $11.00 per share to an underwriting syndicate. The managing underwriters were Thomas Weisel Partners LLC, William Blair & Company and PaineWebber Incorporated. The offering has terminated as a result of all of the shares offered being sold. The gross proceeds from the offering were $50 million. The net proceeds were approximately $45 million after deducting the underwriting discounts and commissions of $3.5 million and other offering expenses of $1.5 million, which was after the ending date of the reporting period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K.

                  Exhibit 10.1: Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Michael C. Brooks.

                  Exhibit 10.2: Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Martin L. Edelman.

                  Exhibit 10.3: Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and M. Anthony Fisher.

                  Exhibit 10.4: Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and David S. Gellman.

                  Exhibit 10.5: Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Stephen P. Murray.

                  Exhibit 10.6: Form of Nonqualified Stock Option Agreement dated as of October 14, 1999 between the registrant and Kathryn H. Creech.

                  Exhibit 27.1: Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K:

                  None.

                            VITAMINSHOPPE.COM, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VITAMINSHOPPE.COM, INC.
                                                    (Registrant)

Date: November 22, 1999                             /s/ Kathryn H. Creech
                                                    ---------------------
                                                    Kathryn H. Creech, President
                                                    and Chief Executive Officer

                                                    /s/ Ann M. Sardini
                                                    ---------------------
                                                    Ann M. Sardini, Chief
                                                    Financial Officer, Treasurer
                                                    and Secretary

                                EXHIBIT INDEX



Exhibit No.       Description

   10.1 Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Michael C. Brooks.

   10.2 Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Martin L. Edelman.

   10.3 Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and M. Anthony Fisher.

   10.4 Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and David S. Gellman.

   10.5 Form of Non-Employee Director Stock Option Agreement dated as of October 14, 1999 between the registrant and Stephen P. Murray.

   10.6 Form of Nonqualified Stock Option Agreement dated as of October 14, 1999 between the registrant and Kathryn H. Creech.

   27.1           Financial Data Schedule (EDGAR version only)