Form 10-K
period 1999-12-31
VITAMINSHOPPE COM INC
filed 2000-03-30
CIK 1090156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27499

                            VITAMINSHOPPE.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                      22-3659179
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

   444 MADISON AVENUE, SUITE 802, NEW YORK, NY                       10022
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 308-6730

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,249,320. For purposes of this paragraph only, we have deemed our directors, executive officers and 10% or greater shareholders to be affiliates.

     As of March 21, 2000, the registrant had outstanding 7,277,574 shares of its Class A common stock and 13,081,500 shares of its Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference the proxy statement of the registrant for the annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934.

                               TABLE OF CONTENTS

Part I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

Part II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   24

Part
  III.
Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   24
Item 13.  Certain Relationships and Related Transactions..............   24

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   25

     The information on our Web site is not a part of this report. The Vitamin Shoppe logo is a registered trademark, and The Vitamin Shoppe name, VitaminShoppe.com and The Vitamin Shoppe Frequent Buyer Program are the trademarks and service marks, of Vitamin Shoppe Industries Inc., and are used under license by VitaminShoppe.com. This report contains other product names, trade names, trademarks and service marks of these and other organizations, all of which are the property of their respective owners.

     As used in this document, "we," "our," "us" and the "Company" means VitaminShoppe.com, Inc. and "The Vitamin Shoppe" refers to Vitamin Shoppe Industries Inc.

                                     PART I

ITEM 1.  BUSINESS.

VITAMINSHOPPE.COM

     VitaminShoppe.com, Inc., a Delaware corporation organized in May 1999, is a leading online source for products and content related to vitamins, nutritional supplements and minerals. Our www.VitaminShoppe.com Web site, which was launched in April 1998, provides a convenient and informative shopping experience for consumers desiring to purchase products that promote healthy living. We offer an extensive selection of vitamins, nutritional supplements and minerals and a comprehensive line of herbal formulas, homeopathic products, personal care items, body building supplements, healthcare products and books on health and nutrition. We sell our entire line of products at year-round discounts generally ranging from 20% to 40% off suggested retail prices. Our Web site links consumers to our own health-related information Web site, www.vitaminbuzz.com and offers features from credible third-party sources designed to assist consumers in making informed decisions. In addition, our shopping experience offers customers reliable product delivery and superior customer service.

     Until July 1999, we operated as a division of Vitamin Shoppe Industries Inc., a leading retail and catalog source that has done business as The Vitamin Shoppe since it was established in 1977. Based in North Bergen, New Jersey, The Vitamin Shoppe has over 70 retail stores throughout the East Coast region and a monthly catalog with an annual circulation of 14 million copies. The Vitamin Shoppe's catalog operations, including purchasing, design, customer service, warehousing, packaging and shipping, are conducted from its New Jersey headquarters. We have entered into intercompany agreements under which The Vitamin Shoppe has licensed its trademarks to us and provides product supply, fulfillment, promotional, administrative and other services to us.

     We believe that The Vitamin Shoppe's expertise and experience provide us with important competitive advantages, including:

     - management, purchasing and merchandising expertise, including strong relationships with hundreds of vendors, which enhances our ability to provide a comprehensive selection of products at competitive prices;

     - full integration of order processing and product fulfillment through The Vitamin Shoppe's distribution center, which gives us the fulfillment capability to support growth;

     - the exclusive right to use The Vitamin Shoppe logo and name in online commerce, which provides the superior brand recognition that we believe is a strong motivating factor for new customers; and

     - direct marketing knowledge, including access to information regarding more than 700,000 historical catalog and retail customers of The Vitamin Shoppe, and the ability to conduct cross-marketing, co-promotions and customer acquisition programs with The Vitamin Shoppe.

     We believe that through a combination of the following factors -- extensive selection of quality products, attractive pricing, superior customer service, convenience and expert information -- we deliver a compelling value proposition to our customers. In addition, our Web site integrates advanced transactional capabilities with easy access to health and nutrition information from credible third-party sources. We believe that our integrated approach meets a broad spectrum of consumer needs, fosters customer loyalty and positions VitaminShoppe.com as a comprehensive resource for vitamins, nutritional supplements and minerals.

BUSINESS STRATEGY

     Our strategy is to become the leading online source for vitamins, nutritional supplements and minerals by combining the core competencies and infrastructure of The Vitamin Shoppe with the functionality, convenience and information resources of the Internet. We seek to become the comprehensive online source for these products by delivering a new value proposition to our customers that combines The Vitamin Shoppe's

23 years of experience with the functionality, convenience and information resources of the Internet. To achieve this goal, we are focusing on the following objectives:

     Offer a Large Selection of Products. Our product selection includes over 18,000 items, representing approximately 400 brands, including The Vitamin Shoppe brand, which we believe offers an excellent value as a quality alternative to other branded products. The Vitamin Shoppe stocks most of its suppliers' entire product lines, and our product offerings are not constrained by the limitations of shelf space. We provide year-round discounts generally ranging from 20% to 40% off suggested retail prices. The Vitamin Shoppe's 23 years of experience provide us with exceptional knowledge about products and suppliers, as well as insights into customer purchasing patterns.

     Provide a Convenient Shopping Experience. By offering an extensive selection of quality products, together with access to product and health-oriented information, we believe that we make our products accessible to a wide range of consumers whose level of interest and knowledge ranges from casual to sophisticated. The easy-to-use search capabilities of our Web site and its flexible database structure, which we continue to enhance, allow customers to tailor the breadth of product choice and depth of product information to their particular needs. We provide consumers with the ability to shop 24 hours per day, seven days per week, supported by online customer service and a toll-free number.

     Deliver Superior Customer Service. We have the ability to draw upon The Vitamin Shoppe's 19 years of experience in catalog fulfillment and customer service. We believe that The Vitamin Shoppe's order processing and fulfillment operations provide excellent efficiency, reliability and customer service. The Vitamin Shoppe's efficient operations and high levels of in-stock merchandise enabled us during 1999 to provide same-business-day shipping for approximately 85% of online orders received by 5:00 p.m. Eastern time.

     Leverage a Proven Platform and Established Infrastructure. We benefit from the existing operations of The Vitamin Shoppe and its economies of scale in purchasing, supplier relationships, inventory management and direct mail fulfillment. We believe that our intercompany agreements with The Vitamin Shoppe provide key competitive advantages over some of our online competitors. We believe that these advantages enable us to deliver value to our customers and also provide the infrastructure to sustain rapid growth.

     Offer Compelling Content and Information. We provide information about vitamins, nutritional supplements and minerals through our companion Web site, www.vitaminbuzz.com, which will be integrated into our new enhanced Web site scheduled to launch later in 2000, and hyperlinks to credible third-party information sources about health and nutrition on well-known health-related Web sites, such as www.drkoop.com, www.drweil.com, www.InteliHealth.com and www.onhealth.com. Our e-commerce Web site, www.VitaminShoppe.com, supports our product listings with factual information, including an ingredient list for every product that we carry. In recognition of the Food and Drug Administration and Federal Trade Commission regulations concerning health claims and labeling, information that could be construed as advisory or prescriptive in nature is accessible only from credible third-party information sources.

GROWTH STRATEGY

     Our growth strategy focuses on maximizing the lifetime value of our customers by establishing ourselves as a "trusted provider" of vitamins, nutritional supplements and minerals and by creating long-term customer relationships. We believe that this strategy will build customer loyalty, encourage repeat purchases, increase average order size and produce recurring revenues. In order to maximize the lifetime value of our customers, we believe that we must:

     - generate high levels of interest in and awareness of the VitaminShoppe.com brand to encourage consumers to try online purchasing;

     - build customer trust in the VitaminShoppe.com brand;

     - provide helpful product information to facilitate informed purchases; and

     - reward customer loyalty.

     We believe that the combination of our business and growth strategies will position VitaminShoppe.com as a "trusted provider." The key elements of our growth strategy include:

     Acquire new customers. Our objective is to attract new customers through aggressive targeted marketing initiatives and strategic relationships that generate awareness of the VitaminShoppe.com brand as a comprehensive online source for both products and hyperlinks to credible third-party information sources. As of December 31, 1999, we had over 100,000 customers who had purchased products at least once on our Web site.

     - Aggressively Pursue Marketing Initiatives. We utilize a broad range of advertising and marketing programs to build awareness of VitaminShoppe.com as a comprehensive online source for products and information. We use these programs to communicate the value proposition of our Web site and to encourage new customers to experience online buying. Our marketing initiatives include online and traditional media, cross-promotions with The Vitamin Shoppe and other retailers and direct and database marketing.

     - Build Strategic Relationships. We plan to use existing and new strategic relationships to enhance the VitaminShoppe.com brand and expand our customer base. In addition to our relationship with The Vitamin Shoppe, we have entered into a number of relationships with credible health-related content Web sites, such as www.InteliHealth.com, www.drweil.com and www.drkoop.com and online portals, such as America Online. We continually review these relationships to determine their success in reaching our key customers. In February 2000, we announced a strategic marketing alliance with Barnes & Noble (bn.com). We, along with six other leading e-commerce companies, will participate in a reciprocal marketing program, which is expected to help increase customer acquisitions by leveraging across the customer bases of our marketing partners.

     Promote Customer Retention and Growth. Our goal is to maximize customer retention. Although our current order size and frequency are already substantial, we will continually attempt to increase them across our customer base. Through a combination of superior products, price and service, coupled with the personalization capabilities of the Internet, we believe that we can continue to build relationships with our customers that will meet their lifetime purchasing needs for vitamins, nutritional supplements and minerals. These lifetime relationships will be enhanced through the Vitamin Shoppe Frequent Buyer Program, which is The Vitamin Shoppe's successful loyalty program. We promote customer retention and growth by means of the following strategies:

     - Utilize Customer Database for Target Marketing. We target our growing customer database with e-mail marketing messages designed to stimulate repeat purchases and increased spending. Our database contains detailed customer information about the preferences and purchasing patterns of our online customers. We have also entered into a database agreement with The Vitamin Shoppe, under which we conduct marketing analysis using the customer information in The Vitamin Shoppe's database of over 700,000 historical retail and catalog customers. The Vitamin Shoppe's database is unavailable to other online vitamin, nutritional supplement and mineral sources.

     - Enhance Customer Experience. To enhance the purchasing experience, we expect to continue to invest in technology, such as customization features, and to increase the range of products and content that we offer. We plan to launch a new site developed in conjunction with Sapient that will offer enhanced levels of customization and personalization. In addition, the site will be fully scaleable and serve as a platform for future growth. The site will use customer feedback and transaction histories to expand our product offerings and to pursue additional revenue opportunities. In addition, we will continue to utilize strategic relationships and licensing arrangements to expand our content offerings on the new site. Finally, the site will address the individual interests of our customer base by targeting specific groups, lifestyles or interests, such as sports enthusiasts and expectant mothers.

THE VITAMINSHOPPE.COM ONLINE EXPERIENCE

     We believe that our Web site, which integrates commerce with content and service, offers attractive benefits to consumers, including convenience, ease of use, privacy, broad product selection and relevant product information. Our new enhanced Web site, which we plan to launch later in 2000, will provide all of these features as well as additional customization and personalization.

     Features and Capabilities. We emphasize ease of use and efficiency. We provide a wide range of consumers -- from the casual to the sophisticated consumer of vitamins, nutritional supplements and minerals -- with immediate access to the products and information that will promote an informed purchase. Our Web site features full keyword search functionality and other capabilities that enable customers to search for and select products quickly and reliably. Our database includes complete product listings with detailed information about ingredients. A keyword search permits efficient comparisons within or across brands allowing customers to compare the prices of various options and to select those that best meet their personal criteria for price, brand and size.

          Online Ordering. We provide customers with the ability to place their orders easily and to gather a variety of items in their online shopping carts for rapid checkout. Customers earn "points" in the Vitamin Shoppe Frequent Buyer Program, which they may redeem online or in The Vitamin Shoppe's retail stores or catalog operations. During 1999 we provided same-business-day shipping for approximately 85% of online orders received by 5:00 p.m. Eastern time.

          Customer Service. From the customer's initial experience with our Web site through the order process to delivery of the product, we focus on customer satisfaction. Our experienced customer service representatives provide timely responses to customer inquiries by e-mail or telephone. These inquiries typically involve questions about products or order status and requests for general support as to use of the Web site. We plan to add additional capabilities that will allow our customers to check the status of orders online and enable us to offer special product promotions that correlate to previous purchases.

     Products. We offer consumers a broad and deep complement of quality products at competitive prices. Our year-round discounts generally range from 20% to 40% off suggested retail prices. By carrying both national brands and The Vitamin Shoppe brand, we believe that we meet the needs of casual, intermediate and sophisticated consumers of vitamins, nutritional supplements and minerals, as well as both brand-loyal and value-oriented customers. Our products come in various formulations and delivery forms, including tablets, capsules, soft gels, liquids and powders. We carry almost every national and popular brand of vitamins, nutritional supplements and minerals, including TwinLabs(R), Nature's Way(R) and Schiff(R), as well as The Vitamin Shoppe brand and less well-known specialty brands. The primary product categories include:

     - Vitamins, Nutritional Supplements and Minerals. Vitamins, nutritional supplements and minerals are our largest category. We also feature all major and trace minerals, including calcium, boron, zinc, selenium, chromium, magnesium and potassium. We offer vitamins and minerals alone and in combinations to address the specific lifestyle, age and gender needs of our customers. Our nutritional supplement line includes glucosamine and chrondriotin sulfate, coenzyme Q 10, essential fatty acids, carnitine, phosphatidylserine and numerous antioxidants.

     - Herbal Products. Popular herbals include St. John's wort, ginkgo biloba, echinacea and kava kava. Herbals may be sold as a single herb, in combinations or as teas.

     - Homeopathic Products. These products draw on natural ingredients to aid digestion, blood circulation and ailments like headaches.

     - Personal Care Products. We offer natural alternatives to traditional lines of soaps, shampoos, moisturizers, toners, massage oils and other products.

     - Books. Our well-balanced selection of books on health and nutrition permit customers to educate themselves about health-related topics.

     - Body Building Products. We offer a wide selection of products designed to assist beginner and advanced athletes in achieving higher muscular performance and endurance levels.

     - Healthcare Products. We offer over 150 healthcare products and accessories, such as massage products, posture and joint products and magnet therapy products, that complement our diverse product offerings.

     Content. We supplement the product information available on our Web site with easy access to information on topics related to health and nutrition from well-respected third-party sources. We have a companion informational Web site, www.vitaminbuzz.com, which will be integrated into our enhanced Web site scheduled to launch later in 2000, and maintain strategic relationships with credible health-related information sources.

     - www.vitaminbuzz.com. Our companion Web site is a valuable resource for online consumers of vitamins, nutritional supplements and minerals. It offers information on health concerns, nutritional supplements, herbal formulas, drug interactions, homeopathic medicine, diets and therapies. The Web site also highlights topics of current interest and contains a hyperlink to the FDA's Guide to Dietary Supplements Web site. We sponsor and maintain www.vitaminbuzz.com, but all of its content is provided by independent third parties. Most of the content is currently provided under a license from Health Notes Online, a well-known online and CD-ROM encyclopedia of health and nutrition information.

     - Third-party Information Sources. We have built relationships with well-known third-party information sources, including www.drkoop.com, www.drweil.com, www.InteliHealth.com and www.onhealth.com, that offer balanced content related to health and nutrition. These information sources provide additional research opportunities to aid customers in making informed purchase decisions.

     Among our online arrangements with Internet content providers, we are established as the exclusive or preferred vendor of nutritional products on Web sites of these content providers. Under these agreements, we pay advertising fees to the content providers in order to have access to their audience of potential customers who are interested in health and wellness topics. Some of these agreements also allow us to link our Web site to the Web sites of the content providers. The agreements provide for fixed monthly or quarterly payments by us and in some cases require us to share revenues upon the attainment of stipulated revenue volumes. In addition, some of these agreements require the Internet content provider to guarantee a minimum level of impressions and to make up shortfalls in the level of impressions delivered. We do not have the right to control the content offered on these Web sites. The information contained on these Web sites is developed exclusively by third-party sources and controlled by the Internet content providers.

MERCHANDISING STRATEGY

     We carry every significant domestic brand of vitamins, nutritional supplements and minerals, as well as many smaller and less well-known specialty brands. Consistent with The Vitamin Shoppe's successful strategy, we sell most of the suppliers' full product lines. We also offer The Vitamin Shoppe brand products, a premium brand manufactured for The Vitamin Shoppe. The Vitamin Shoppe brand, which provides higher gross margins to us than other brands, constituted 43% of our sales during 1999 and 47% of our sales during 1998. We sell over 18,000 different items. No single item accounted for more than 2% of our sales during 1999. During 1999, our online sales mix by product category was vitamins, nutritional supplements and minerals (71%), herbals (15%), body building (9%), personal care (4%), homeopathic (1%), books (1%).

     We enjoy the economic benefit of The Vitamin Shoppe's relationships with a diverse group of hundreds of vendors, as well as the purchasing economies enjoyed by The Vitamin Shoppe as a result of its size and The Vitamin Shoppe brand products.

ADVERTISING AND MARKETING

     We benefit from the direct marketing knowledge and expertise of our management team and, under the administrative services agreement, personnel of The Vitamin Shoppe. During 1999 we launched comprehensive advertising and marketing campaigns. We began to implement an aggressive advertising and marketing campaign to increase awareness of the VitaminShoppe.com brand and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing, and by expanding and strengthening our strategic relationships. Through a combination of in-house expertise and research, we continue to improve upon our targeted approach to marketing and customer acquisition. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition. In addition to the specific strategies discussed below, we seek to maximize the lifetime value of our customers by focusing on purchase frequency and customer retention.

     Traditional and Online Advertising. From time to time, we pursue traditional media-based advertising campaigns that include television, radio and print. Our print campaigns focus on advertising in the health and nutrition magazines in which The Vitamin Shoppe has successfully advertised. Other activities include targeted online advertising to promote both the VitaminShoppe.com brand name and specific merchandising opportunities. We have entered into an online marketing agreement with America Online. Occasionally, we purchase additional banners and other forms of online advertising to create online awareness, reach new consumers and convert current vitamin, nutritional supplement and mineral consumers into our customers. Our online advertising includes targeted Web sites oriented to appropriate health and lifestyle groups, as well as broader campaigns on portals and mass audience Web sites.

     Cross-promotion. Through our co-marketing agreement with The Vitamin Shoppe, we create significant brand awareness through cross-promotion in The Vitamin Shoppe retail and catalog channels. The Vitamin Shoppe has over 70 retail stores, and in 1999 over 14 million copies of its monthly and bi-monthly catalogs were distributed. In addition, the www.vitaminshoppe.com url is permanently displayed at all retail stores. See "Intercompany Agreements" below for a description of the co-marketing agreement.

     Direct Marketing. We apply direct marketing techniques aimed at attracting and retaining quality customers and increasing order size. Direct marketing programs include e-mail special offers or promotions to targeted audience segments, including our current customers and those prospective customers which are obtained through the rental of mailing lists.

     Loyalty Programs. Our intercompany agreement with The Vitamin Shoppe permits our customers to participate in the established Vitamin Shoppe Frequent Buyer Program, which we believe encourages repeat purchases. We also target special offers and promotions to customer purchasing habits reflected in information that we obtain from The Vitamin Shoppe's and our own transactional histories, and we offer bonus incentives for the introduction of new customers and the placement of repeat orders.

RELATIONSHIP WITH THE VITAMIN SHOPPE

     Our business was conducted by The Vitamin Shoppe from our inception in October 1997 until July 1999, when we began to operate as a separate company. VitaminShoppe.com was incorporated in May 1999 to operate the business as a separate company. The Vitamin Shoppe owns all of the outstanding Class B common stock of VitaminShoppe.com and is currently our principal stockholder. We believe that our relationship with The Vitamin Shoppe provides several important benefits:

     - management, purchasing and merchandising expertise, including strong relationships with hundreds of vendors, which enhances our ability to provide a comprehensive selection of products at competitive prices;

     - full integration of order processing and product fulfillment through The Vitamin Shoppe's distribution center, which gives us the fulfillment capability to support growth;

     - the exclusive right to use The Vitamin Shoppe logo and name in online commerce, which provides the superior brand recognition that we believe is a strong motivating factor for new customers; and

     - direct marketing knowledge, including access to information regarding more than 700,000 historical catalog and retail customers of The Vitamin Shoppe, and the ability to conduct cross-marketing, co-promotions and customer acquisition programs with The Vitamin Shoppe.

MANAGEMENT INFORMATION SYSTEMS

     Our systems are designed to provide availability 24 hours per day, seven days per week. Physical hosting and communication services are provided by a nationally recognized firm, which provides redundant communications lines and emergency power backup. Our systems have been designed based on industry standard technologies and have been engineered to minimize system interruptions in the event of outages or catastrophic occurrences. We have implemented load balancing systems and redundant servers to provide for fault tolerance.

     Throughout the fourth quarter 1999 and first quarter 2000, we have been investing in additional technologies that will handle growth in online commerce traffic and enhance functionality. We will launch our new enhanced Web site, developed in conjunction with Sapient, a leading e-services consultancy, later in 2000. When completed, our Web site will be technologically advanced, redundant and highly flexible with features and functionality that will be regularly updated with the latest technology. This updated Web site will accommodate changes in our business environment in real time -- from the introduction of new products and promotions, to the addition of suppliers and business partners. We will be able to tightly integrate our Web content with personalized and customized marketing activities to acquire and retain new customers, while preserving the security and integrity of customer information. This dynamic site is designed to support our future expansion and will enable us to effectively market on a one-to-one basis to our customers.

ORDER PROCESSING AND FULFILLMENT

     Processing of our orders is handled by The Vitamin Shoppe's fully integrated systems, which include product sourcing, warehouse management, inventory management, order processing and order fulfillment. Our Web site is fully integrated with The Vitamin Shoppe's warehouse fulfillment system, which monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment. The Vitamin Shoppe processes and fulfills our customer orders through its facilities totalling 72,000 square feet in North Bergen, New Jersey.

     Access to The Vitamin Shoppe's order processing and fulfillment systems enables us to retain greater control over the quality, timeliness and cost of fulfilling our product orders than competitors that outsource these services. In addition, the scale of The Vitamin Shoppe's operations enables it to keep a large number of items in stock. During 1999, The Vitamin Shoppe shipped an average of 25,300 packages weekly from its warehouse and distribution centers. The Vitamin Shoppe's efficient operations and high levels of in-stock merchandise enabled us during 1999 to provide same-business-day shipping on approximately 85% of online orders received by 5:00 p.m. Eastern time. Customers generally receive orders one business day after shipping.

COMPETITION

     The vitamin, nutritional supplement and mineral market (VSM) was over $8.9 billion in 1998 and is expected to grow to $16.6 billion by 2003, yet it still remains highly fragmented and competitive. VSM products are sold in numerous retailing categories with no single company maintaining significant market dominance.

     We compete in a variety of retailing categories including health/natural specialty retailers, drugstores, supermarkets and grocery stores, and mass merchant retailers. Our competitors operate in one or more distribution channels, including online commerce, retail stores, catalog operations and direct sales. Most of these companies do not focus primarily on VSM retailing. Therefore, they do not offer the breadth of VitaminShoppe.com's 18,000 products and 400 brands. Our key competitors are online health/natural specialty retailers such as Mothernature.com and Vitamins.com.

     The online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect increased competition from several different sources: current online competitors, online competition from offline retailers and new online retailers.

     Health/Natural Specialty Retailers. This category is highly fragmented and includes local, regional and national chains selling through retail, catalog, or online channels. The largest participant in this sector is General Nutritional Centers (GNC), which has a nationwide retail presence and a Web site, GNC.com which is part of Drugstore.com's online operations. Another large competitor is NBTY, which sells its private-label products through its Puritan's Pride and Nutrition Headquarters mail order catalogs and its Vitamin World retail stores. NBTY also sells through separate Vitamin World and Puritan's Pride Web sites. In addition, Rexall Sundown, a large manufacturer of vitamins, nutritional supplements and minerals, sells directly to consumers through both catalog and direct mail operations. Competitors focusing exclusively on online operations include MotherNature.com and Vitamins.com.

     Drugstores. This category is dominated by chains, such as Walgreen's, CVS and RiteAid. The national chains are expanding their online presence. CVS acquired soma.com and is expanding its online presence as cvs.com. RiteAid is creating an online presence through drugstore.com. Other online-only entrants include PlanetRx.com, healthquick.com, healthcentral.com and rx.com. This category typically offers a moderate selection of vitamins, nutritional supplements and minerals, focusing instead on prescriptions and over-the-counter products. Their VSM offerings are often not all-natural products.

     Supermarkets and Grocery Stores. This category includes traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods and Wild Oats. Some of these companies have entered the online market with a limited offering of vitamins, nutritional supplements and minerals. Whole Foods has created a lifestyle e-commerce site, WholePeople.com, and Wild Oats has an e-commerce site which is operated by eNutrition.com. Online grocery stores, such as Peapod.com and Netgrocer.com also compete against us. This category generally offers an extremely limited selection of vitamins, nutritional supplements and minerals and infrequent discounts.

     Mass Merchant Retailers. This category is dominated by companies such as Wal-Mart, Kmart and Target, which have extensive retail locations but limited online presence. These chains offer attractive pricing on vitamins, nutritional supplements and minerals but have limited selection at retail stores and offer little product information. Their online offerings focus on larger, big-ticket items and typically do not include VSM products.

     Many of our current and potential competitors have long operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may develop products or services that are equal or superior to our solutions and may achieve greater market acceptance than we do. In addition, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases.

GOVERNMENT REGULATION

     The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements are subject to regulation by federal agencies. The principal governmental agencies that regulate us include the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Dietary supplements are also regulated by governmental agencies for the states and localities in which we sell our products. Among other matters, the FDA and FTC prohibit claims with respect to a product that refer to the value of the product in treating or preventing disease or other adverse health conditions. Because the Internet is relatively new, there is limited common law or regulatory guidance that clarifies the manner in which government regulation impacts online sales of dietary supplements. This lack of clarity lends uncertainty to the laws regulating online promotional claims and Web site structure.

     Governmental agencies, such as the FDA and FTC, have a variety of remedies and processes available to them. They may initiate investigations, issue warning letters and cease-and-desist orders, require corrective labeling or advertising, require that a company offer to repurchase products, seek injunctive relief or product seizure, impose civil penalties or commence criminal prosecution. Some state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdictions. In the past, these agencies have imposed civil penalties in the millions of dollars. Increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the industry.

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted in October 1994 as an amendment to the Federal Food, Drug and Cosmetic Act ("FFDCA"). We believe that this statute is generally favorable to the industry. The statute established a new statutory definition of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. With respect to all dietary ingredients already on the domestic market as of October 15, 1994, the manufacturer or distributor is not required to submit evidence of a history of use or other evidence of safety establishing that a supplement containing only these dietary ingredients will reasonably be expected to be safe. In contrast, a supplement that contains a new dietary ingredient not on the domestic market on October 15, 1994 does require a submission to the FDA of evidence of a history of use or other evidence of safety. Among other things, the statute prevented the further regulation of dietary ingredients as "food additives" and allowed the use of "statements of nutritional support" on product labels.

     In September 1997, the FDA issued final regulations to implement the DSHEA. Among other things, these regulations established a procedure for manufacturers and distributors of dietary supplements to notify the FDA about the intended marketing of a new dietary ingredient or about the use in labeling and advertising of statements of nutritional support. The regulations also established a new format for nutrition labeling on dietary supplements, which became effective on March 23, 1999 for products with labels attached after that date.

     The Nutritional Labeling and Education Act of 1990, which amended the Federal Food, Drug and Cosmetic Act, prohibits the use of any health claim, which generally means any statement relating a substance to a reduction in the risk of disease, for any foods (including dietary supplements), unless the health claim is supported by "significant scientific agreement" and is preapproved by the FDA. The FDA Modernization Act of 1997, which also amended the FFDCA, relaxed this prohibition somewhat by permitting health claims based upon authoritative statements of specific scientific bodies without FDA preapproval, but only following notification to the FDA. To date, the FDA has approved or accepted notification for only a limited number of health claims for dietary supplements.

     Dietary supplement manufacturers, marketers and distributors are allowed to make statements of nutritional support. Under the DSHEA, manufacturers and marketers must notify the FDA of any statements of nutritional support no later than 30 days after the first marketing of a supplement with the statement. Four types of statements of nutritional support are permissible:

     - a benefit related to a classical nutrient deficiency disease;

     - the role of a nutrient or dietary ingredient that is intended to affect the structure or function of the body;

     - the documented mechanism by which a nutrient or dietary ingredient acts to maintain a bodily structure or function; and

     - general well-being from consuming a nutrient or dietary ingredient.

     A statement of nutritional support developed by a manufacturer or distributor of dietary supplements must carry a disclaimer in the labeling, stating that the claim "has not been evaluated by the FDA" and that the product "is not intended to diagnose, treat, cure or prevent any disease."

     In January 2000, the FDA released final rules regarding the regulation of claims with respect to dietary supplements that expressly or implicitly claim to diagnose, treat, prevent or cure a disease. The dietary supplement that is the subject of the claim would continue to be regarded as a drug and must meet the safety and effectiveness standards of the FFDCA.

     Under the DSHEA, retailers are allowed to use "third-party literature" to educate customers in connection with product sales. The literature must be balanced, objective, scientific information about the use of the product. The literature must not be misleading, must be displayed or presented with other literature to present a balanced view, must not promote a particular brand and, if in a store, must be physically separate from the associated product. We believe that the relationship between health and product information and the product listings on our Web site is consistent with the provisions of this statute governing the use of third-party literature.

     The FDA currently intends to regulate the sale of nonprescription products containing ephedra, a natural product that contains a small percentage of the ephedrine alkaloids that are used in some prescription and over-the-counter stimulants and antihistamines. Less than 1% of our 1999 revenues were derived from products that contain ephedra. We do not believe that a complete loss of sales of these products or further restriction in jurisdictions in which these products may be sold would materially impact our business.

     Dietary supplements must also comply with adulteration and misbranding provisions of laws administered by the FDA. In addition, all ingredients must be safe and suitable for use. All mandatory labeling information must be presented in accordance with governing regulations, and no information may be false or misleading.

     The FTC enforces against unfair acts or practices in commerce, including false or deceptive advertising of dietary supplements. Under the Federal Trade Commission Act and policies published by the FTC to implement it, product claims must be properly substantiated and stated in a nondeceptive manner.

INTELLECTUAL PROPERTY

     Under the trademark license agreement, The Vitamin Shoppe has granted us an exclusive license to use The Vitamin Shoppe's trademarks and service marks, including The Vitamin Shoppe logo and the name and mark VitaminShoppe.com, in connection with our marketing and sale of products and services in online commerce. We believe that The Vitamin Shoppe logo and name are currently the only trademarks that are material to the conduct of our business, but we regard all of the licensed trademarks and other proprietary rights as valuable assets. The Vitamin Shoppe logo is a federally registered trademark. Under the trademark license agreement, The Vitamin Shoppe is required to register VitaminShoppe.com as a trademark and to protect its legal rights concerning the licensed trademarks by appropriate legal action. The Vitamin Shoppe relies on common law trademark rights to protect its unregistered trademarks and service marks, such as VitaminShoppe.com and Vitamin Shoppe Frequent Buyer Program. Common law trademark rights do not provide the same level of protection as that afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. With limited exceptions, a United States federal registration enables the registrant to stop unauthorized use by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area in which the unauthorized use is being made. While we believe that The Vitamin Shoppe's approach to protecting its trademarks is reasonable and customary, it may not be adequate to protect the interest in The Vitamin Shoppe's trademarks and service marks.

GOVERNMENT REGULATION OF INTERNET

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. A recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union has also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, contracts and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

INTERCOMPANY AGREEMENTS

     In order to obtain the benefits of The Vitamin Shoppe's expertise and infrastructure, we have entered into several intercompany agreements with The Vitamin Shoppe, the material terms of which are summarized here. We have filed these agreements with the Securities and Exchange Commission as exhibits to our registration statement on Form S-1, as amended (File No. 333-83849). These agreements were not negotiated on an arms-length basis. However, we believe that the terms of these agreements are no less favorable to us than could have been obtained from an unaffiliated third party. In general, the intercompany agreements do not have fixed terms.

     As long as The Vitamin Shoppe owns at least 30% of the voting power of our capital stock, the material terms of the intercompany agreements may not be amended or waived without the approval of a majority of our directors who are not directors, officers or more than 5% stockholders of The Vitamin Shoppe (or the designee of a more than 5% stockholder). In addition, our bylaws prohibit us from entering into other material agreements with The Vitamin Shoppe, as long as The Vitamin Shoppe owns at least 30% of the voting power of our capital stock, unless the agreements are approved by a majority of our directors who are not directors, officers or holders of 5% or more of the capital stock of The Vitamin Shoppe. This provision of our bylaws may be amended or rescinded only by a majority of these directors.

     Trademark License Agreement. We have licensed The Vitamin Shoppe logo and name and certain other marks, including VitaminShoppe.com, on an exclusive basis for use in connection with our marketing and sale of products and services in online commerce. We pay The Vitamin Shoppe an annual royalty fee equal to $1 million plus a percentage of our net sales of The Vitamin Shoppe brand products and other products identified by or branded with The Vitamin Shoppe's trademarks. This percentage begins at 5% of net sales up to $25 million and declines to 1% of net sales above $100 million. The trademark license agreement contains restrictions with respect to our marketing of products and services. For example, The Vitamin Shoppe has the right to demand that we remove from our Web sites any online content that The Vitamin Shoppe determines is detrimental to its reputation. In addition, unless we obtain the written permission of The Vitamin Shoppe, we must provide it with prior written notice if we intend to market and sell The Vitamin Shoppe brand products at less than The Vitamin Shoppe's monthly promotional prices in effect from time to time. We may not use the trademark license to market and sell under The Vitamin Shoppe's trademarks any products not supplied to us by The Vitamin Shoppe.

     We have the right to terminate the trademark license agreement at any time upon 180 days prior written notice to The Vitamin Shoppe. Either party has the right to terminate the trademark license agreement immediately if the other is in material breach that is not cured within 20 days after written notice, the other party is in bankruptcy, the business of the other party is liquidated or terminated or the other party becomes insolvent. Termination of the trademark license agreement causes the immediate termination of the supply and fulfillment agreement.

     The trademark license agreement also contains covenants not to compete. The Vitamin Shoppe will not enter the online vitamin, nutritional supplement and mineral business. In addition, if The Vitamin Shoppe acquires a business that includes an online vitamin, nutritional supplement and mineral business, it must offer to sell that portion of the business to us. If we elect not to purchase that portion of the business and The Vitamin Shoppe does not sell or license that portion of the business to a third party within 90 days, The Vitamin Shoppe must cease to operate the online portion of the business. We will not manufacture vitamin, nutritional supplement or mineral products or market or distribute these products through retail stores or print catalogs. In addition, if we acquire a business that includes a retail store or print catalog business related to vitamins, nutritional supplements or minerals, we must offer to sell that portion of the business to The Vitamin Shoppe. If The Vitamin Shoppe elects not to purchase that portion of the business and we do not sell or license that portion of the business to a third party within 90 days, we must cease to operate the retail store or print catalog portion of the business. These covenants not to compete terminate two years after the trademark license agreement terminates. In addition, we will not install an Internet kiosk within a one-half mile radius of any urban retail store or a five-mile radius of any suburban retail store operated by The Vitamin Shoppe.

     Supply and Fulfillment Agreement. The Vitamin Shoppe supplies substantially all of the products that we sell, for which we pay The Vitamin Shoppe an amount equal to 105% of its product cost. As a result, our success depends on the ability of The Vitamin Shoppe to obtain products from third-party vendors at competitive prices, in sufficient quantities and of acceptable quality. In addition, we pay The Vitamin Shoppe $50,000 per month, subject to annual adjustments on mutually agreeable terms, for purchasing, merchandising, executive management and product development related to the products that The Vitamin Shoppe supplies. We may sell products supplied by The Vitamin Shoppe only in online commerce. The Vitamin Shoppe has the right to prohibit us from selling products not carried by The Vitamin Shoppe that in The Vitamin Shoppe's reasonable judgment are of lower quality than The Vitamin Shoppe brand products or do not comply with applicable government regulations. We must provide The Vitamin Shoppe with either 10 or 60 days prior written notice of our promotions, depending on their breadth and duration, in order to allow The Vitamin Shoppe to adjust the amount of promoted products that it carries in inventory. In general, we may terminate the supply services under the supply and fulfillment agreement upon 180 days prior written notice to The Vitamin Shoppe.

     The Vitamin Shoppe also provides warehousing and fulfillment services, including receiving, quality control, storage, picking, packaging and shipping of customer orders and processing of customer returns, under the supply and fulfillment agreement. We pay The Vitamin Shoppe an amount equal to 105% of its actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. The Vitamin Shoppe's actual average unit cost takes into account all warehousing and fulfillment costs, including overhead items such as rent, depreciation and operating expenses.

     The Vitamin Shoppe is obligated to use its best efforts to cause the quality of fulfillment services provided to us under the agreement to be at least as high as The Vitamin Shoppe provides when fulfilling orders for its catalog operations. If at any time we determine that the quality of fulfillment services provided by The Vitamin Shoppe fails to meet the standards required to remain competitive, we may solicit a proposal from a third-party provider of fulfillment services. If The Vitamin Shoppe elects not to provide fulfillment services on terms comparable to those specified in the third-party proposal, we may engage the third-party provider to provide our fulfillment services. If we engage a third-party provider for fulfillment, we are required to provide The Vitamin Shoppe with 180 days prior written notice of our termination of its fulfillment services. This notice period may be reduced to 90 days provided that we purchase from The Vitamin Shoppe the amount of products, on a one-for-one basis, that we had purchased over the 60 days preceding our notification to The Vitamin Shoppe of the receipt of such a proposal. After The Vitamin Shoppe ceases to handle our fulfillment, it will continue to supply The Vitamin Shoppe brand products under the agreement, but it will not be required to supply other products, to fulfill orders for other products or The Vitamin Shoppe brand products, or to process customer returns.

     Either party has the right to terminate the supply and fulfillment agreement immediately if the other is in material breach that is not cured within 20 days after written notice, the other party is in bankruptcy, the business of the other party is liquidated or terminated or the other party becomes insolvent. The supply and fulfillment agreement terminates immediately if the trademark license agreement terminates.

     Co-marketing Agreement. Unless we otherwise notify The Vitamin Shoppe, The Vitamin Shoppe provides us with a full-page advertisement and with promotional references in its print catalogs, for which we will pay $40 per 1,000 catalogs distributed. The Vitamin Shoppe also provides us with promotional references in its retail stores and on shopping bags, product labels and store receipts, for which we pay The Vitamin Shoppe $833 per urban retail store and $417 per suburban retail store each month. The Vitamin Shoppe pays us $20,000 each year to list its retail locations on our Web site and to allow a Web site user to order The Vitamin Shoppe's catalog. All payments under the co-marketing agreement are subject to annual consumer price index adjustments. Customers of VitaminShoppe.com and The Vitamin Shoppe may use "points" earned through the Vitamin Shoppe Frequent Buyer Program to purchase merchandise from either VitaminShoppe.com or The Vitamin Shoppe. The Vitamin Shoppe may not include other online advertisers of vitamins, nutritional supplements and minerals in its catalogs.

     We have the right to terminate the co-marketing agreement at any time after June 30, 2001 upon 90 days prior written notice to The Vitamin Shoppe. Either party has the right to terminate the co-marketing agreement immediately if the other is in material breach that is not cured within 20 days after written notice, the other party is in bankruptcy, the business of the other party is liquidated or terminated or the other party becomes insolvent.

     Administrative Services Agreement. The Vitamin Shoppe provides general and administrative services to us. The Vitamin Shoppe bills us directly for 100% of the cost of employee benefits, such as medical and dental insurance, until we establish or are directly billed for these benefits. Through June 30, 2000, we pay The Vitamin Shoppe $55,000 per month for human resources, management information, cash management, finance and accounting services. After June 30, 2000, we anticipate providing these services ourselves, however, we have the option to contract with The Vitamin Shoppe to receive these services for mutually acceptable compensation.

     The Vitamin Shoppe assists us in building and maintaining, at our expense, appropriate links between the computer systems utilized by The Vitamin Shoppe and us. We have the right to terminate the services described in this paragraph on 90 days prior written notice, and The Vitamin Shoppe may terminate these services at any time after June 30, 2000 upon 90 days prior written notice.

     Either party has the right to terminate the administrative services agreement immediately if the other is in material breach that is not cured within 20 days after written notice, the other party is in bankruptcy, the business of the other party is liquidated or terminated or the other party becomes insolvent.

     Database Agreement. On a non-exclusive, royalty-free basis, we and The Vitamin Shoppe share with each other available product and customer information, including transaction histories, for analytical purposes. None of the customer information exchanged may be used by The Vitamin Shoppe or us to solicit the other's customers. Neither The Vitamin Shoppe nor we may sell, lease or rent the other's customer information to a third party.

     We have the right to terminate the database agreement at any time upon 180 days prior written notice. The Vitamin Shoppe is entitled to terminate the database agreement immediately upon the acquisition of the ownership of 30% or more of the voting power of the capital stock of VitaminShoppe.com by any person or entity that engages in the direct or indirect marketing or distribution through retail or direct marketing channels of vitamins, nutritional supplements, minerals or any other nutritional or nonprescription health-related product anywhere in the world or of any other product produced, marketed or distributed by The Vitamin Shoppe during the term of the database agreement. Either party has the right to terminate the database agreement immediately if the other is in material breach that is not cured within 20 days after written notice, the other party is in bankruptcy, the business of the other party is liquidated or terminated or the other party becomes insolvent.

     Intercompany Indemnification Agreement. We will indemnify The Vitamin Shoppe for liabilities related to our business after the transfer of the online business to us. The Vitamin Shoppe will indemnify us for liabilities related to its businesses and for any tax liabilities resulting from any election by The Vitamin Shoppe to include us in its "consolidated group" for federal income tax purposes.

EMPLOYEES

     As of March 17, 2000, we had 60 employees who devote all or substantially all of their time to our business. From time to time, we employ independent contractors to supplement our staff. In addition, many of The Vitamin Shoppe's employees provide services to us. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements. Under the administrative services agreement, The Vitamin Shoppe provides our employees with a benefit package that includes medical insurance, dental insurance, life insurance and a contributory 401(k) plan.

EXECUTIVE OFFICERS

NAME                                        AGE    POSITION WITH VITAMINSHOPPE.COM
----                                        ---    -------------------------------
M. Anthony Fisher.........................  49     Chairman of the Board of Directors
Jeffrey J. Horowitz.......................  52     President and Chief Executive Officer
                                                   Chief Financial Officer, Secretary and
Ann M. Sardini............................  50     Treasurer
Philip H. Teplitzky.......................  50     Chief Technology Officer
Joel Gurzinsky............................  44     Vice President -- Operations

     M. Anthony Fisher has been chairman of the board of directors of VitaminShoppe.com since January 2000 and a director since its incorporation. Mr. Fisher has been a partner in Fisher Brothers, a real estate development firm, since 1981 and a general partner in FdG Associates, a private equity fund, since 1995. Mr. Fisher also serves as a director of Sunpark, Inc., McGinnis Farms and The Vitamin Shoppe. Our Board of Directors has approved an amendment of our bylaws providing that the Chairman of the Board will no longer be an executive officer position.

     Jeffrey J. Horowitz has been president and chief executive officer of VitaminShoppe.com since January 2000, has been a director since its incorporation, and was chairman of the board of directors of VitaminShoppe.com from its incorporation until January 2000. Mr. Horowitz is the founder of The Vitamin Shoppe and was its president and chief executive officer from 1977 until January 2000, when he became president and chief executive officer of VitaminShoppe.com. Mr. Horowitz also serves as a director of The Vitamin Shoppe.

     Ann M. Sardini has been the chief financial officer, secretary and treasurer of VitaminShoppe.com since October 1999. From 1995 to 1999, Ms. Sardini was executive vice president and chief financial officer of Children's Television Workshop, a multimedia company that produces Sesame Street. From 1993 to 1995, she was chief financial officer and vice president -- finance and operations for Q2, an interactive consumer marketing and technology division of retailer QVC, Inc.

     Philip H. Teplitzky has been chief technology officer of VitaminShoppe.com since September 1999. From 1995 to 1999, Mr. Teplitzky was a vice president of Citibank, N.A. in its consumer bank division, where he designed and implemented several technical and functional areas of an Internet consumer bank initiative. From 1992 to 1995, he was director and then managing director -- technology for SHL Systemhouse, a software development company.

     Joel Gurzinsky has been vice president -- operations of VitaminShoppe.com since July 1999. Mr. Gurzinsky joined Vitamin Shoppe Industries in 1979 and has served in a variety of positions, including retail store management, purchasing, direct marketing management and distribution management. Before transferring to VitaminShoppe.com, he was vice president -- online operations for The Vitamin Shoppe.

     Kathryn H. Creech was President and Chief Executive Officer and a director of VitaminShoppe.com from June 1999 to January 2000. She is 47 years old.

     Eliot D. Russman was Chief Marketing Officer of VitaminShoppe.com from June 1999 to January 2000. He is 44 years old.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this report that are not historical facts are, or may be considered to be, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our expectations regarding our future growth, results of operations, performance, business prospects, opportunities and financial condition. Words such as "anticipates," "believes," "plans," "expects" and "estimates" and similar expressions have been used to identify these forward-looking statements but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statement in our press releases, oral communications or other filings with the Securities and Exchange Commission. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results of operations, performance, business prospects, opportunities and financial condition to differ from those expressed in, or implied by, the forward-looking statements. In addition, some of our forward-looking statements are based on assumptions concerning future events that may not prove to be accurate.

     Forward-looking statements regarding our growth, results of operations, performance, business prospects, opportunities and financial condition are subject to numerous risks and assumptions, including those discussed in "Risk Factors" in our registration statement on Form S-1, as amended (File No. 333-83849), filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.

     Our headquarters consist of approximately 10,000 square feet of space at 444 Madison Avenue, Suite 802, New York, New York 10022. The sublease for this space expires in November 2003 and currently provides for a monthly rental of $34,913. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 23, 1999, by written consent the sole shareholder of VitaminShoppe.com approved the second amended and restated certificate of incorporation of VitaminShoppe.com, which provided for (in relevant part) (a) the authorization of 30,000,000 shares of Class A Common Stock, par value $0.01 per share, (b) the authorization of 15,000,000 shares of Class B Common Stock, par value $0.01 per share, (c) the authorization of 5,000,000 shares of preferred stock, par value $0.01 per share, undesignated as to class or series,
(d) the reclassification of our previously outstanding 1,000 shares of Common Stock into 8,500,000 shares of Class B Common Stock and (e) the designation of one vote for each share of Class A Common Stock and six votes for each share of Class B Common Stock.

     On September 17, 1999, by unanimous written consent the shareholders of VitaminShoppe.com approved the certificate of amendment of the second amended and restated certificate of incorporation of VitaminShoppe.com, which provided for (in relevant part) the method of classifying the number of directors in each class.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 17, 2000, there were 117 holders of record of our Class A common stock, par value $0.01 per share. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The principal market upon which our Class A common stock is traded is the Nasdaq National Market under the symbol VSHP. During the period from October 8 through December 31, 1999, which is the only period in 1999 when our Class A common stock was publicly traded, the high and low bids for our Class A common stock were $19.438 and $7.250.

     As of March 17, 2000, there was one record holder of our Class B common stock, par value $0.01 per share. There is no established trading market for the Class B common stock. The Class B common stock is convertible into Class A common stock at any time at the option of the holder and would automatically convert to Class A common stock upon transfer from the holder.

REGISTERED OFFERING AND USE OF PROCEEDS

     On October 7, 1999, the Securities and Exchange Commission declared effective a registration statement on Form S-1 (File No. 333-83849) with respect to our Class A common stock. Pursuant to the registration statement, we offered and sold 4,545,455 shares of Class A common stock at $11.00 per share to an underwriting syndicate. The managing underwriters of this syndicate were Thomas Weisel Partners LLC, William Blair & Company and PaineWebber Incorporated. The offering terminated because all shares offered were sold.

     The gross proceeds from the offering were $50.0 million. Total expenses that we incurred in connection with the issuance and distribution of the Class A common stock from the date that the offer commenced to December 31, 1999 were $5.0 million. No discounts, commissions or other offering expenses were paid to directors, officers or general partners of VitaminShoppe.com, our associates or persons owning 10% or more of any class of our equity securities. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses and the write-off of prepaid offering costs, the net proceeds of the offering were approximately $45.0 million.

     During 1999, we used $2.7 million of the net proceeds for enhancements to our Web site and other capital expenditures, $5.8 million for the repayment of a note due to The Vitamin Shoppe, and $13.4 million for advertising and marketing activities. Other than principal and accrued interest paid to our principal stockholder, none of these payments were made to directors, officers or general partners of VitaminShoppe.com or our associates or to persons owning 10% or more of any class of our equity securities. The remainder of the proceeds of the offering have been invested in short-term, investment-grade, interest-bearing obligations and we expect that they will be used for general corporate purposes, including working capital, capital expenditures and advertising and marketing activities. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, product lines or products. We have no current agreements or commitments with respect to such an acquisition. The amounts actually expended by us for such purposes may vary significantly and will depend upon a number of factors, including our future revenue and cash generated by operations. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering.

RECENT SALES OF UNREGISTERED SECURITIES

  Private Placements of Securities.

     On June 11, 1999, we issued 1,000 shares of common stock, par value $0.01 per share, to The Vitamin Shoppe in connection with our initial capitalization. We intended this private placement of securities by us to be exempt from registration pursuant to section 4(2) of the Securities Act of 1933. We reclassified these shares into 8,500,000 shares of Class B common stock as of July 9, 1999. We split these shares into 13,081,500 shares of Class B common stock effective as of October 7, 1999. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder and will automatically convert into one share of Class A common stock upon the sale to a person or entity not affiliated with The Vitamin Shoppe.

     On July 9, 1999, we issued $10 million in aggregate principal amount of convertible promissory notes due in June 2000. Four stockholders of The Vitamin Shoppe and affiliates of these stockholders held these notes. We intended this private placement of securities to be exempt from registration pursuant to section 4(2) of the Securities Act of 1933. On July 27, 1999, all of these notes converted into shares of our Series A convertible preferred stock, par value $0.01 per share, based on the principal and interest due on the notes divided by the purchase price of the shares of Series A preferred stock.

     In July 1999, we received $15 million from ten stockholders in exchange for 1,053,156 shares of Series A preferred stock. As indicated in the preceding paragraph, we also exchanged $10 million in aggregate principal amount of promissory notes for 722,104 shares of Series A preferred stock in the same transaction. In addition, we issued warrants to purchase shares of Series A preferred stock to Thomas Weisel Partners LLC in consideration for its services as placement agent in this transaction. We intended this private placement of securities to be exempt from registration pursuant to section 4(2) of the Securities Act of 1933 and/or rule 506 of Regulation D promulgated under the Securities Act of 1933. Each share of Series A preferred stock converted into
1.539 post-split shares of Class A common stock effective as of the initial public offering. As a result, the warrant held by Thomas Weisel Partners LLC became exercisable for 32,703 shares of Class A common stock at an exercise price per share of $11.00.

  Option Grants.

     In June 1999, we granted options to two employees to purchase 569,045 post-split shares of our common stock at a post-split exercise price of $3.82 per share. We reclassified the shares for which these options may be exercised into Class A common stock as of July 9, 1999.

     In July 1999, we granted to three employees options to purchase 235,021 post-split shares of Class A common stock at a post-split exercise price of $9.15 per share.

     In August 1999, we granted to one director and two employees options to purchase 54,675 post-split shares of Class A common stock at a post-split exercise price of $9.15 per share.

     In September 1999, we granted to one director and 12 employees options to purchase 295,775 post-split shares of Class A common stock at an exercise price of $9.15 per share.

     In October 1999, we granted to five directors and two employees options to purchase 532,329 shares of Class A common stock at an exercise price of $11.00 per share.

     In November 1999, we granted to nine employees options to purchase 38,500 shares of Class A common stock at an average exercise price of $9.03 per share.

     In December 1999, we granted to 10 employees options to purchase 61,000 shares of Class A common stock at an average exercise price of $13.65 per share.

     No underwriters were involved in the foregoing sales of securities.

DIVIDEND POLICY

     We paid no dividends on our capital stock during 1999, which was the first year in which we were incorporated. We currently intend to retain any earnings to finance the operations and expansion of our business, and we do not expect to pay any cash dividends on our capital stock in the foreseeable future. We may incur indebtedness in the future, the terms of which may prohibit or effectively restrict the payment of dividends on our capital stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     You should read the following selected historical and pro forma financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included herein. Although we were not operating as a separate company until July 1999, the historical financial statements present the operations of The Vitamin Shoppe's online business as if we had been a separate entity since October 1, 1997, the date of inception. The historical statement of operations data presented below for the period from October 1, 1997, the date of inception, to December 31, 1997 and for the years ended December 31, 1998 and 1999, and the historical balance sheet data as of December 31, 1998 and 1999, are derived from financial statements of VitaminShoppe.com, Inc. that have been audited by Deloitte & Touche LLP, independent auditors, and are included herein.

     The historical financial information includes allocations for supply, fulfillment, promotional, administrative and other expenses incurred by The Vitamin Shoppe for services rendered to us prior to July 1999. While we believe these allocations to be reasonable, they do not necessarily indicate, and it is not practical for us to estimate, the levels of expenses that would have resulted had we been operating as an independent company. We have entered into several intercompany agreements effective as of July 1, 1999 under which The Vitamin Shoppe has licensed its trademarks to us for use on the Internet and provides supply, fulfillment, promotional, administrative and other services to us. These agreements provide some charges that we did not incur in the past. While the intercompany agreements were not negotiated on an arms-length basis, we believe that their terms are no less favorable to us than could have been obtained from unaffiliated third parties. The pro forma statement of operations data give retroactive effect to adjustments resulting from the implementation of the trademark license agreement and the supply and fulfillment agreement with The Vitamin Shoppe. Historical and pro forma results are not necessarily indicative of the operating results for any future period.

                                                                      HISTORICAL                             PRO FORMA
                                                     ---------------------------------------------   -------------------------
                                                      OCTOBER 1, 1997     YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                      (INCEPTION) TO     -------------------------   -------------------------
                                                     DECEMBER 31, 1997      1998          1999          1998          1999
                                                     -----------------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................................     $        --      $     2,861   $    13,638   $     2,861   $    13,638
Cost of goods sold.................................              --            1,407         7,594         1,477         7,700
                                                        -----------      -----------   -----------   -----------   -----------
Gross profit.......................................              --            1,454         6,044         1,384         5,938
Operating expenses:
  Marketing and sales expenses.....................              --            3,215        27,579         4,032        28,134
  Technology development expenses..................             285              642         3,142           642         3,142
  General and administrative expenses..............              64              917         5,425           920         5,474
                                                        -----------      -----------   -----------   -----------   -----------
        Total operating expenses...................             349            4,774        36,146         5,594        36,750
                                                        -----------      -----------   -----------   -----------   -----------
Loss from operations...............................            (349)          (3,320)      (30,102)       (4,210)      (30,812)
Interest expense (income), net.....................               4              120            (9)          150            48
                                                        -----------      -----------   -----------   -----------   -----------
Loss before income tax provision...................            (353)          (3,440)      (30,093)       (4,360)      (30,860)
Income tax provision...............................              --               --           108            --           108
                                                        -----------      -----------   -----------   -----------   -----------
Net loss...........................................     $      (353)     $    (3,440)  $   (30,201)  $    (4,360)  $   (30,968)
                                                        ===========      ===========   ===========   ===========   ===========
Basic and diluted net loss per share...............     $     (0.03)     $     (0.26)  $     (2.05)  $     (0.33)  $     (2.10)
                                                        ===========      ===========   ===========   ===========   ===========
Weighted average shares outstanding used to compute
  basic and diluted net loss per share.............      13,081,500       13,081,500    14,756,339    13,081,500    14,756,339
                                                        ===========      ===========   ===========   ===========   ===========

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $    --    $38,019
Working capital (deficiency)................................   (4,278)    29,754
Total assets................................................      614     49,160
Due to The Vitamin Shoppe...................................    3,583      2,635
Stockholders' equity (deficit)..............................   (3,793)    35,938

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for the historical information contained in this report, some statements made herein are "Forward-Looking Statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These Forward-Looking Statements reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these Forward-Looking Statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and liquidity to differ from those expressed in, or implied by, these Forward-Looking Statements. These risks, uncertainties and other factors are described in our Registration Statement on Form S-1, as amended (File No. 333-83849), under the caption "Risk Factors". We are not obligated to update or revise these Forward-Looking Statements to reflect new events or circumstances.

OVERVIEW

     We began development of our online operations in October 1997 and launched our Web site on April 7, 1998. For the period from our inception through the launch of the Web site, our primary activities consisted of:

     - developing the business model;

     - developing strategic relationships;

     - designing and developing our Web site;

     - recruiting and training employees;

     - negotiating advertising contracts with several major web portals; and

     - developing the VitaminShoppe.com brand.

     Since the launch of the Web site, these operating activities have continued. We have also focused on acquiring new customers, building sales momentum, promoting the brand, enhancing the search and transactional features of our Web site, expanding customer service operations, increasing the information content available to our customers and building the infrastructure of the business.

     We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. In view of these factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

     We have incurred net losses of $33.99 million from inception through December 31, 1999. We believe that net losses will continue for the foreseeable future.

RESULTS OF OPERATIONS: 1999 COMPARED TO 1998

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

     Net sales for 1999 totaled $13.64 million, an increase of $10.78 million or 377% from net sales of $2.86 million for the nine-month period beginning April 1, 1998 (the date on which we launched our Web site). We have made enhancements to our Web site to improve navigation and the overall user experience, and we have significantly increased our advertising, marketing and promotional expenditures in 1999. We believe these factors have contributed to growth in our customer base and continuation of a favorable pattern of repeat buying.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. The Vitamin Shoppe supplies inventory to us on an exclusive basis. Under the supply and fulfillment agreement with The Vitamin Shoppe beginning July 1, 1999, we pay The Vitamin Shoppe an amount equal to 105% of The Vitamin Shoppe's product cost. Prior to that time, inventory was provided to us by The Vitamin Shoppe at 100% of its product cost. As a result, cost of goods sold as a percentage of sales is higher in 1999 than in 1998. We expect that it will continue to be higher than in the past both as a percentage of sales and in absolute dollars to the extent that our volume of sales increases.

     In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively reduce our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

     - the cost of our products, including the extent of purchase volume discounts that The Vitamin Shoppe is able to obtain from its suppliers;

     - promotions or special offers that we offer to attract new customers;

     - the mix of The Vitamin Shoppe brand products versus other branded products that our customers purchase; and

     - the mix of products within each brand category that our customers purchase.

     Cost of goods sold for 1999 was $7.59 million, or 55.6% of net sales, versus $1.41 million, or 49.3% of net sales for the nine-month period beginning April 1, 1998 (the date on which we launched our Web site). The increase in cost of sales as a percent of net sales is attributable to the implementation of our supply and fulfillment agreement with The Vitamin Shoppe, the offering of promotional discount coupons to customers during 1999 and the sales of a lower proportion of The Vitamin Shoppe(R) branded products versus other brands as a percent of total sales in 1999 as compared to 1998. The Vitamin Shoppe brand products carry a higher gross margin than other brands.

     Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, customer service, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe. Prior to July 1999, these charges were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Under these agreements The Vitamin Shoppe will continue to provide warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for fulfillment services an amount equal to 105% of The Vitamin Shoppe's actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. While this amount is higher than the 100% cost of these services to us under the historical allocation method, we believe that the increase will not have a material effect on our results of operations because our fulfillment costs have historically been less than 2% of our net sales. Under the trademark license agreement with The Vitamin Shoppe which provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce, we pay an annual royalty fee equal to $1 million plus an amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product. Prior to July 1, 1999, there was no royalty fee charged by The Vitamin Shoppe.

     Marketing and sales expenses increased by $24.36 million to $27.58 million in 1999, or 202% of net sales, from $3.2 million in 1998, or 110% of net sales. The increase is largely attributable to the implementation of our significant multi-media marketing campaign which began late in third quarter 1999 and continued through fourth quarter 1999. In addition, we have added to our roster of strategic relationships with web portals and health-oriented channels. Subsequent to the third quarter 1998, agreements with Yahoo! (November 1998), drkoop.com (March 1999), OnHealth (March 1999), InteliHealth (April 1999) and America Online (October 1999) have been added to the existing list which included Ask Dr. Weil (April 1998). We expect marketing and sales expenses to vary considerably from quarter to quarter during future periods depending on the timing of advertising campaigns, but do not expect quarterly spending in 2000 to continue at the same rate as the fourth quarter of 1999. In addition, we expect marketing and sales expenses to remain high as a percentage of sales, but lower as a percentage of sales than we experienced in 1999.

     Technology Development Expenses. Technology development expenses consist primarily of consulting fees and payroll and related expenses for applications development and information technology personnel, licensing and service agreements, Web site hosting and communications charges, and Web site content development and design expenses. Technology development expenses increased by $2.50 million to $3.14 million for 1999 from $0.64 million for 1998. As a percentage of net sales, these expenses were 23% in 1999 and 22% in 1998. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior web commerce experience to our customers. We believe strongly that our new Web site, its ongoing technology-based enhancements and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention. Continued investment is therefore anticipated, to provide improvements to the capabilities of the site and to expand the infrastructure necessary to support it. We also expect to continue to invest in the development of in-house expertise necessary to effectively manage the technology of our business. In 1999, we successfully recruited a highly experienced Chief Technology Officer and a Director of Technology Operations, as well as several other technology professionals.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $4.51 million to $5.43 million, or 40% of net sales, for 1999 from $0.92 million, or 32% of net sales, for 1998. This increase was primarily due to the addition of personnel, professional fees and other expenses associated with building our infrastructure and the addition of deferred stock-based compensation. As we continue this building process, we expect that general and administrative expenses will continue to increase during future periods.

     Interest Expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. Interest expense was charged on the note due to The Vitamin Shoppe and advances to us at the rate of 8.75% per annum which totaled $416,000 in 1999 as compared to $120,000 in 1998. Interest income has been earned since the sale of our Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $425,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company no longer anticipates interest expense unless we incur future borrowings.

     Amortization of Stock-Based Compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $1.2 million in 1999 as compared to zero in 1998. Due to the resignations of two officers during the first quarter 2000, we expect to eliminate approximately $1.9 million of unamortized deferred stock-based compensation that was previously recorded as additional paid in capital.

     Intercompany Agreements. The intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $5.5 million of merchandise purchases and $2.3 million of other expenses under the intercompany agreements with The Vitamin Shoppe for the six months ended

December 31, 1999. The intercompany agreements were not in place during the first three quarters 1998 and the six months ended June 30, 1999 but became effective on July 1, 1999. Had the intercompany agreements been in place during the full first three quarters 1999 and 1998 (as shown in the pro forma columns in Item 6 "Selected Financial Data"), our net loss would have been increased to $31.0 million in 1999 and $4.36 million in 1998.

     Income taxes. Our operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through June 30, 1999, The Vitamin Shoppe did not allocate to us its share of income tax liabilities or benefits attributable to our proportionate share of operating results. Since July 1, 1999, we are no longer included in the consolidated income tax return of The Vitamin Shoppe and, therefore, our income tax provisions have been calculated on a separate return basis.

     Since our capitalization on July 1, 1999, when we ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on our ability to demonstrate the likelihood of future profitability.

     As of December 31, 1999, we had a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $10.3 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, we have provided a valuation allowance to offset this deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our operations have not generated sufficient cash flow to satisfy our current obligations. The Vitamin Shoppe funded these obligations through June 1999. On June 30, 1999, we issued a promissory note to The Vitamin Shoppe for approximately $5.8 million payable upon demand by The Vitamin Shoppe. This amount represented funds advanced to us by The Vitamin Shoppe for operating losses and working capital requirements through June 30, 1999 and was repaid in full in October 1999.

     On July 9, 1999, we issued $10 million in aggregate principal amount of promissory notes due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. Later in July 1999, these notes were converted into Series A convertible preferred stock and approximately $13.6 million of additional Series A convertible preferred stock was issued. Together, these shares of Series A convertible preferred stock were converted into an aggregate of 2,732,119 shares of Class A common stock.

     On October 8, 1999, we sold 4,545,455 shares of our Class A common stock in an initial public offering at a price of $11.00 per share. The gross proceeds from this offering were $50 million. The net proceeds were approximately $45 million after deducting underwriting discounts and commissions of $3.5 million and other offering expenses of $1.5 million.

     In connection with our initial public offering, the 1,775,260 shares of Series A convertible preferred stock automatically converted into 2,732,119 shares of Class A common stock. The carrying amount of the Series A convertible preferred stock was credited to Class A common stock stated capital and to additional paid-in capital.

     During 1999, net cash used in operating activities was $21.16 million, an increase of $18.44 million from 1998. Net cash used in investing activities was $5.93 million during 1999, an increase of $5.42 million from 1998. During 1999, net cash provided by financing activities was $65.10 million, which consisted of amounts funded by The Vitamin Shoppe, our initial capitalization by The Vitamin Shoppe, the sale of our Series A convertible preferred stock and the initial public offering. We expect that cash flows from operating activities will continue to be negative as we grow our infrastructure and continue our efforts to grow and retain our customer base.

     As of December 31, 1999, we had accounts payable and accrued liabilities of $10.59 million and amounts payable to The Vitamin Shoppe of $2.64 million due under the intercompany agreements. At this date, our principal commitments going forward consisted of obligations outstanding under online marketing agreements with web portals and strategic partners aggregating $9.8 million through February 2001 and a sublease agreement for our office space aggregating $1.8 million through November 2003.

     As of December 31, 1999, we had approximately $38.0 million in cash and cash equivalents. Based upon our current plans for fiscal 2000, we expect to have sufficient cash available to meet our operating and capital expenditure needs through December 31, 2000, but we cannot assure you that our expected growth or expenditures will take place as planned. If we fail to meet our planned growth or otherwise need additional working capital, we could reduce certain expenditures or seek to raise cash. Our principal use of cash is to fund our advertising and Internet sponsorship arrangements, to pay for our Web site development costs and to fund our payroll and other operating costs. Our contractual commitments for Internet sponsorship arrangements total approximately $8.4 million in 2000. If necessary, we could reduce our discretionary advertising expenditures to mitigate the impact on our available cash. Further, our technology development in 2000 will take place in stages, the first of which is the launch of our new Web site. Other components of our technology development can be delayed, if necessary. While such a reduction in advertising spending or Web site development may negatively impact sales, we believe that we can generate sufficient sales and cash flow at levels which, although below our planned amount, would enable us to fund our operations through December 31, 2000. As an alternative to reducing such expenses, we may seek to raise additional cash through the issuance of capital stock or debt. We cannot assure you that such additional financing will be available to us when required on favorable terms or at all.

YEAR 2000 COMPLIANCE

     During 1999, we directly or through The Vitamin Shoppe assessed the year 2000 compliance of internally developed and purchased software, which included software for use in order processing and fulfillment, i.e., credit card processing and distribution functions, accounting and database systems. Expenses associated with this assessment and a corrective action plan approximated $0.4 million and was largely borne by The Vitamin Shoppe. We have not experienced any major disruptions in our operations associated with issues related to the year 2000.

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

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report information about operating segments in their annual financial statements and in subsequent condensed financial statements of interim periods issued to stockholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. Adoption of the standard did not have an effect on our disclosures for all periods because we currently operate as one segment.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 establishes accounting and reporting standards for start-up activities and requires the costs of start-up activities, including organization costs, to be expensed as incurred. We adopted SOP 98-5 effective January 1, 1999. Its adoption did not have a material effect on our financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of all derivatives on the balance sheet at fair value. Adoption of this standard will not have a material effect on our financial statements or disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We believe that inflation has not had a material impact on our results of operations since inception for each of our fiscal years ended December 31, 1998 and 1999. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

     We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of March 17, 2000.

     As of March 17, 2000, we have no outstanding long-term debt instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item 8 is included in Item 14, under "Financial Statements" appearing at the end of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required with respect to our directors required by Item 401 and our directors and executive officers required by Item 405 of Regulation S-K is set forth in our proxy statement for the annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein. Certain information with respect to our executive officers required by Item 401 of Regulation S-K is forth in Item 1 "Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth in our proxy statement for the annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions is set forth in our proxy statement for the annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     The following financial statements have been filed as required by Item 8 of this report:

Independent Auditors' Report

Balance Sheets as of December 31, 1997, 1998 and 1999

Statement of Operations for the period from October 1, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999

Statements of Stockholders' Equity (Deficit) for the period from October 1, 1997
  (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999

Statement of Cash Flows for the period from October 1, 1997 (inception) to
  December 31, 1997 and for the years ended December 31, 1998 and 1999

Notes to Financial Statements

                            VITAMINSHOPPE.COM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Balance Sheets as of December 31, 1998 and 1999.............  F-3
Statements of Operations for the period from October 1, 1997
  (inception) to December 31, 1997, and for the years ended
  December 31, 1998 and 1999................................  F-4
Statements of Stockholders' Equity (Deficit) for the period
  from October 1, 1997 (inception) to December 31, 1997, and for the years ended December 31, 1998 and 1999............  F-5
Statements of Cash Flows for the period from October 1, 1997
  (inception) to December 31, 1997, and for the years ended
  December 31, 1998 and 1999................................  F-6
Notes to Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VitaminShoppe.com, Inc.
New York, New York

     We have audited the accompanying balance sheets of VitaminShoppe.com, Inc. (the "Company") as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from October 1, 1997 (inception) to December 31 1997 and the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of VitaminShoppe.com, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from October 1, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 24, 2000

                            VITAMINSHOPPE.COM, INC.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    --    $ 38,019
  Accounts receivable.......................................       35         259
  Inventory.................................................       --          35
  Prepaid expenses and other current assets.................       94       4,663
                                                              -------    --------
          Total current assets..............................      129      42,976
  Property and equipment, net...............................      485       6,184
                                                              -------    --------
          Total assets......................................  $   614    $ 49,160
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $   824    $ 10,587
  Due to The Vitamin Shoppe.................................    3,583       2,635
                                                              -------    --------
          Total current liabilities.........................    4,407      13,222
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued or outstanding............       --          --
  Class A common stock, $.01 par value, no shares
     authorized, issued or outstanding at December 31, 1998,
     30,000,000 shares authorized, 7,277,574 shares issued
     and outstanding at December 31, 1999...................       --          73
  Class B common stock, $.01 par value, no shares
     authorized, issued or outstanding at December 31, 1998,
     15,000,000 shares authorized, 13,081,500 shares issued
     and outstanding at December 31, 1999...................       --         131
  Additional paid-in capital................................       --      64,242
  Deferred stock-based compensation.........................       --      (2,732)
  Deficit...................................................   (3,793)    (25,776)
                                                              -------    --------
          Total stockholders' equity (deficit)..............   (3,793)     35,938
                                                              -------    --------
          Total liabilities and stockholders' equity
           (deficit)........................................  $   614    $ 49,160
                                                              =======    ========

                       See notes to financial statements.

                            VITAMINSHOPPE.COM, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      OCTOBER 1, 1997     YEAR ENDED DECEMBER 31,
                                                      (INCEPTION) TO      ------------------------
                                                     DECEMBER 31, 1997       1998          1999
                                                     -----------------    ----------    ----------
Net sales..........................................     $       --        $    2,861    $   13,638
Cost of goods sold.................................             --             1,407         7,594
                                                        ----------        ----------    ----------
Gross profit.......................................             --             1,454         6,044
Operating expenses:
  Marketing and sales expenses.....................             --             3,215        27,579
  Technology development expenses..................            285               642         3,142
  General and administrative expenses..............             64               917         5,425
                                                        ----------        ----------    ----------
          Total operating expenses.................            349             4,774        36,146
                                                        ----------        ----------    ----------
Loss from operations...............................           (349)           (3,320)      (30,102)
Interest expense (income), net.....................              4               120            (9)
                                                        ----------        ----------    ----------
Loss before income tax provision...................           (353)           (3,440)      (30,093)
Income tax provision...............................             --                --           108
                                                        ----------        ----------    ----------
Net loss...........................................     $     (353)       $   (3,440)   $  (30,201)
                                                        ==========        ==========    ==========
Basic and diluted net loss per share...............     $    (0.03)       $    (0.26)   $    (2.05)
                                                        ==========        ==========    ==========
Weighted average shares outstanding used to compute
  basic and diluted net loss per share.............     13,081,500        13,081,500    14,756,339
                                                        ==========        ==========    ==========

                       See notes to financial statements.

                            VITAMINSHOPPE.COM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            SERIES A
                                           CONVERTIBLE             CLASS A               CLASS B
                                         PREFERRED STOCK         COMMON STOCK         COMMON STOCK       ADDITIONAL     DEFERRED
                                      ---------------------   ------------------   -------------------    PAID-IN     STOCK-BASED
                                        SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION
                                      ----------   --------   ---------   ------   ----------   ------   ----------   ------------
Balance, October 1, 1997
  (inception).......................          --   $     --          --    $--             --    $ --     $    --       $    --
  Net loss..........................          --         --          --     --             --      --          --            --
                                      ----------   --------   ---------    ---     ----------    ----     -------       -------
Balance, December 31, 1997..........          --         --          --     --             --      --          --            --
  Net loss..........................          --         --          --     --             --      --          --            --
                                      ----------   --------   ---------    ---     ----------    ----     -------       -------
Balance, December 31, 1998..........          --         --          --     --             --      --          --            --
  Net loss (1/1/99-6/30/99).........          --         --          --     --             --      --          --            --
  Capitalization of the Company by
    The Vitamin Shoppe on June 30,
    1999............................          --         --          --     --     13,081,500     131      (8,348)           --
  Sale of Series A convertible
    preferred stock.................   1,775,260     23,472          --     --             --      --          86            --
  Sale of common stock..............          --         --   4,545,455     46             --      --      45,080            --
  Issuance of common stock upon
    conversion of preferred stock...  (1,775,260)   (23,472)  2,732,119     27             --      --      23,445            --
  Deferred stock-based
    compensation....................          --         --          --     --             --      --       3,979        (3,979)
  Amortization of deferred
    stock-based compensation........          --         --          --     --             --      --          --         1,247
  Net loss (7/1/99-12/31/99)........          --         --          --     --             --      --          --            --
                                      ----------   --------   ---------    ---     ----------    ----     -------       -------
Balance, December 31, 1999..........          --   $     --   7,277,574    $73     13,081,500    $131     $64,242       $(2,732)
                                      ==========   ========   =========    ===     ==========    ====     =======       =======


                                      DEFICIT     TOTAL
                                      --------   --------
Balance, October 1, 1997
  (inception).......................  $     --   $     --
  Net loss..........................      (353)      (353)
                                      --------   --------
Balance, December 31, 1997..........      (353)      (353)
  Net loss..........................    (3,440)    (3,440)
                                      --------   --------
Balance, December 31, 1998..........    (3,793)    (3,793)
  Net loss (1/1/99-6/30/99).........    (4,425)    (4,425)
  Capitalization of the Company by
    The Vitamin Shoppe on June 30,
    1999............................     8,218          1
  Sale of Series A convertible
    preferred stock.................        --     23,558
  Sale of common stock..............        --     45,126
  Issuance of common stock upon
    conversion of preferred stock...        --         --
  Deferred stock-based
    compensation....................        --         --
  Amortization of deferred
    stock-based compensation........        --      1,247
  Net loss (7/1/99-12/31/99)........   (25,776)   (25,776)
                                      --------   --------
Balance, December 31, 1999..........  $(25,776)  $ 35,938
                                      ========   ========

                       See notes to financial statements.

                            VITAMINSHOPPE.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          OCTOBER 1, 1997     YEAR ENDED DECEMBER 31,
                                                          (INCEPTION) TO      -----------------------
                                                         DECEMBER 31, 1997      1998          1999
                                                         -----------------    ---------    ----------
Cash flows from operating activities:
  Net loss.............................................        $(353)          $(3,440)     $(30,201)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................           --                21           226
     Amortization of deferred stock-based
       compensation....................................           --                --         1,247
     Deferred rent/other...............................           --               102           482
  Changes in operating assets and liabilities:
     Accounts receivable...............................           --               (35)         (224)
     Inventory.........................................           --                --           (35)
     Prepaid expenses and other current assets.........           --               (94)       (4,569)
     Accounts payable and accrued liabilities..........           --               722        11,916
                                                               -----           -------      --------
  Net cash used in operating activities................         (353)           (2,724)      (21,158)
                                                               -----           -------      --------
Cash flows from investing activities:
  Capital expenditures.................................           --              (506)       (5,925)
                                                               -----           -------      --------
  Net cash used in investing activities................           --              (506)       (5,925)
                                                               -----           -------      --------
Cash flows from financing activities:
  Increase in Note due to The Vitamin Shoppe...........          353             3,230         2,220
  Repayment of Note due to The Vitamin Shoppe..........           --                --        (5,803)
  Issuance of Series A convertible preferred stock.....           --                --        23,558
  Issuance of common stock.............................           --                --        45,127
                                                               -----           -------      --------
  Net cash provided by financing activities............          353             3,230        65,102
                                                               -----           -------      --------
Net increase in cash and cash equivalents..............           --                --        38,019
Cash and cash equivalents -- beginning of period.......           --                --            --
                                                               -----           -------      --------
Cash and cash equivalents -- end of period.............        $  --           $    --      $ 38,019
                                                               =====           =======      ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest..........................................        $  --           $    --      $    531
                                                               =====           =======      ========
     Income taxes......................................        $  --           $    --      $     --
                                                               =====           =======      ========

                       See notes to financial statements.

                            VITAMINSHOPPE.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS
              OCTOBER 1, 1997 (INCEPTION) TO DECEMBER 31, 1997 AND
                   THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

     VitaminShoppe.com, Inc. (the "Company" or "VitaminShoppe.com") is an online provider of products and content related to vitamins, nutritional supplements and minerals. Until July 1999, the Company was wholly owned by Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe"). The Company commenced operations effective October 1, 1997 as a division of The Vitamin Shoppe and operated in the development stage until April 1998, when it began sales through its Web site. The Company was incorporated in Delaware in May 1999 and capitalized by The Vitamin Shoppe in June 1999. See Note 6.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administrative, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $49, $816 and $786 for the period from October 1, 1997 (inception) to December 31, 1997, the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. Interest expense, net, shown in the financial statements reflects interest expense at a rate of 8.75 percent per annum on the average amounts due to The Vitamin Shoppe until November 1999 when the note balance was paid, offset by interest income in the amount of $217 earned from interest bearing deposit accounts. Allocations of expenses were estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

     Effective July 1, 1999 the Company and The Vitamin Shoppe entered into several intercompany agreements which replaced the expense allocations covering inventory supply, fulfillment, marketing and administration that were in effect prior to July 1, 1999 and which cover additional rights and obligations regarding trademark licenses, co-marketing and databases. Under the intercompany agreements for inventory supply and fulfillment, The Vitamin Shoppe supplies inventory to the Company at a cost equal to 105 percent of The Vitamin Shoppe's product cost and fulfills customer orders at a cost equal to 105 percent of The Vitamin Shoppe's actual average unit cost per package, plus actual shipping costs not paid directly by the Company. Both of these services were provided at 100 percent of cost under the allocation approach used prior to July 1, 1999.

     The rights and obligations which were added when the intercompany agreements became effective July 1, 1999 include trademark licenses and co-marketing. The trademark license agreement provides the Company with the exclusive right to use The Vitamin Shoppe's trademarks in connection with its marketing and sale of products and services in online commerce. Under this agreement, the Company pays The Vitamin Shoppe an annual royalty fee equal to $1 million plus a percentage (which ranges from 5 percent to 1 percent depending upon volume) of the Company's net sales of The Vitamin Shoppe brand products, and other products

                            VITAMINSHOPPE.COM, INC.

identified by or branded with The Vitamin Shoppe's trademarks. Under the co-marketing agreements, The Vitamin Shoppe and the Company provide certain advertising and promotional references to each other in their respective catalogue, retail store and web businesses for mutually agreed upon fees.

     For the six months ended December 31, 1999, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $2.3 million, as shown in the chart below. Accounts payable and accrued expenses on the accompanying balance sheet at December 31, 1999 include amounts due to The Vitamin Shoppe related to these services in the amount of $1.1 million.

                                                              SIX MONTHS ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               (IN THOUSANDS)
Trademark license...........................................       $  703
Co-marketing................................................          614
Administrative..............................................          369
Supply and fulfillment......................................          335
Merchandising...............................................          300
                                                                   ------
Total Expense...............................................       $2,321
                                                                   ======

     All merchandise purchases are made from The Vitamin Shoppe. Such purchases aggregated $1.4 million and $7.6 million for the years ended December 31, 1998 and 1999, respectively. Accounts payable and accrued expenses on the accompanying balance sheet at December 31, 1999 include amounts due to The Vitamin Shoppe related to these merchandise purchases in the amount of $1.5 million.

     By implementing the intercompany agreements, new charges were created that were not provided for in the historical financial statements prior to July 1, 1999. On a pro forma basis, had the trademark license and the supply and fulfillment agreements been in place for all periods presented, the net loss would have been $4.36 million and $31.0 million for the years ended December 31, 1998 and 1999, respectively. Since July 1, 1999, the charges related to these intercompany agreements are included in the results of operations.

  Online Marketing Arrangements

     The Vitamin Shoppe, on behalf of the Company, and the Company since July 1, 1999, on behalf of itself, have entered into several online marketing arrangements with Internet content providers whereby the Company is established as the exclusive or preferred vendor of nutritional products on the Internet Web sites of these providers. The agreements are for terms of 12 to 24 months, provide for fixed monthly or quarterly payments by the Company and in some cases contain revenue-sharing provisions upon the attainment of stipulated revenue amounts. Certain agreements provide for guaranteed minimum levels of impressions delivered by the Internet service providers and certain make-good provisions in the event of a shortfall. At December 31, 1999, the Company's remaining base payments under such arrangements were approximately $8.4 million and $1.4 million for the years ending December 31, 2000 and 2001, respectively. The Company's fixed payments under such arrangements are recognized as expenses either on a straight-line basis over the term of the agreement, or on an impression delivered basis, depending upon the terms of the agreement. Expense accruals relating to revenue sharing provisions are made when projections indicate that revenue thresholds will be attained.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

                            VITAMINSHOPPE.COM, INC.

  Property and Equipment

     Property and equipment is carried at cost less accumulated depreciation and amortization. Software acquired, computers and fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. Effective January 1, 1999, the Company adopted the AlCPA's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's online store, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, are capitalized and are amortized over the estimated lives of three years.

  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recognized.

  Revenue Recognition

     Sales of products purchased from The Vitamin Shoppe are recognized, net of discounts and estimated returns, at the time the products are shipped to customers.

  Advertising Costs

     The costs of advertising for online marketing arrangements, magazines, television, radio and other media are expensed the first time advertising takes place. Advertising expense for the period from October 1, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999 were $0, $3.0 million and $19.9 million, respectively.

  Deferred Rent

     Rent expense under operating leases providing for rent abatements and fixed non-contingent escalations is recognized on a straight-line basis over the term of each individual underlying lease. The cumulative net excess of recorded rent expense over lease payments made is included in accounts payable and accrued expenses on the accompanying balance sheet.

  Income Taxes

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the Company uses the asset and liability method to provide for all book/tax differences that are expected to reverse in the future. This method requires that the effect of tax rate changes as well as other changes in income tax laws be recognized in earnings for the period in which such changes are enacted and that valuation allowances be established to reduce deferred tax assets to amounts expected to be realized.

  Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock

                            VITAMINSHOPPE.COM, INC.

issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the year ended December 31, 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the exercise of the stock options and warrants are antidilutive. At December 31, 1999, securities, the issuance or exercise of which may result in dilution, consisted of 32,703 shares of Class A common stock issuable upon the exercise of a warrant and 1,844,768 options to purchase shares of Class A common stock. VitaminShoppe.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock required to be shown as outstanding for all periods as outlined in SAB No. 98.

  Start-Up Costs

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP establishes accounting and reporting standards for start-up activities and states that costs of start-up activities, including organization costs, should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement effective January 1, 1999 and the adoption did not have a material effect on the financial statements.

  Concentrations

     The Company's customers are consumers who utilize the Company's Web site and purchase products. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 31, 1998 and 1999, there were no significant concentrations of accounts receivable or related credit risks.

  Fair Value of Financial Instruments

     Financial instruments, including accounts receivable, accounts payable and accrued liabilities, are reflected in the financial statements at carrying or contract value. Those values were not materially different from their fair values.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. See Note 6.

  Comprehensive Income

     The Company has no reconciling items to comprehensive income, therefore, net loss and comprehensive loss are the same.

  Disclosures About Segments of an Enterprise and Related Information

     The Company currently operates as one segment.

                            VITAMINSHOPPE.COM, INC.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has determined that adoption of this new standard will not have a material effect on the Company's financial statements or disclosures.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1999
                                                              ----    ------
                                                              (IN THOUSANDS)
Website development costs...................................  $ --    $4,340
Computer hardware...........................................   268     1,169
Software....................................................   200       652
Leasehold improvements......................................    10       137
Fixtures and equipment......................................    28       133
                                                              ----    ------
                                                               506     6,431
Accumulated depreciation and amortization...................   (21)     (247)
                                                              ----    ------
                                                              $485    $6,184
                                                              ====    ======

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                              1998     1999
                                                              ----    -------
                                                              (IN THOUSANDS)
Accounts payable............................................  $ --    $ 2,611
Advertising and marketing...................................   722      3,487
Website development costs...................................    --      1,561
Professional fees...........................................    --        861
Other accrued expenses......................................   102      2,067
                                                              ----    -------
Total accounts payable and other accrued expenses...........  $824    $10,587
                                                              ====    =======

5. COMMITMENTS

     At December 31, 1999, the Company is obligated under online marketing agreements with web portals and strategic partners for future payments aggregating $9.8 million through February 2001.

     In June 1999, the Company entered into an employment agreement with an executive for an initial two-year term. Under the terms of this agreement, the Company is committed to compensate this executive in the amount of $300 annually, unless the executive is dismissed for cause or upon disability or death. See Note 8.

     In August 1999, the Company entered into a noncancellable operating lease for its corporate office facility and issued a standby letter of credit in the amount of $600 as security for its lease commitment. Rental payments under this lease for the period from September 1999 through November 2003 approximate $35 per

                            VITAMINSHOPPE.COM, INC.

month and aggregate $1.8 million over the lease term. Rental expense was $182 for the year ended December 31, 1999.

6. STOCKHOLDERS' EQUITY

  a. Capital Transactions

     The Company was incorporated in May 1999 and was capitalized in June 1999. The Company was capitalized by the issuance to The Vitamin Shoppe of 1,000 shares of common stock, par value $.01 per share, for a purchase price of $1 and the contribution by The Vitamin Shoppe of net liabilities of approximately $8.2 million. In July 1999, the Company effected a recapitalization through the authorization of 30,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock and the issuance of 13,081,500 shares of Class B common stock in exchange for the 1,000 shares of common stock previously issued to The Vitamin Shoppe. The recapitalization has been retroactively reflected in the accompanying financial statements. In addition, the Company authorized 5,000,000 shares of preferred stock. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to six votes per share. Prior to July 1, 1999, the Company was operated as a division of The Vitamin Shoppe. Through its ownership of the Class B common stock, The Vitamin Shoppe currently holds approximately 91.5 percent of the voting power of all outstanding common stock.

     On July 9, 1999, the Company issued $10 million in aggregate principal amount of promissory notes due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. As described below, in July 1999 these notes were converted into shares of Series A convertible preferred stock.

     On July 27, 1999, the Company issued 1,775,260 shares of Series A convertible preferred stock, par value $.01 per share, that were convertible into 2,732,119 shares of Class A common stock ($9.15 fair value per share) for gross proceeds of $25 million. The proceeds (net of commissions and offering costs) of this transaction were approximately $23.6 million. Of the gross proceeds, $10.0 million was paid through the conversion of promissory notes referred to in the preceding paragraph into Series A convertible preferred stock. The remaining shares were sold to the noteholders and other persons for cash consideration of $15.0 million. The Company also issued warrants to purchase an equivalent of 32,703 shares of Class A common stock at a price of $9.15 per share, subsequently amended to $11.00, to Thomas Weisel Partners LLC in consideration for its services as placement agent in this transaction. All shares of the Series A convertible preferred stock converted into an aggregate of 2,732,119 shares of the Class A common stock upon the closing of the Company's initial public offering. The estimated fair value of the warrants issued to the placement agent of approximately $86 was recorded as an additional expense of the issuance and was credited to additional paid-in capital in the balance sheet.

     On September 9, 1999, the Company's Board of Directors approved a 1.539-for-l stock split of its Class A common stock and Class B common stock, which was effective on September 22, 1999. The respective share and per-share amounts and conversion ratios included in the financial statements and footnotes reflect the stock split for all periods presented.

     On October 8, 1999, the Company sold 4,545,455 shares of its Class A common stock in an initial public offering at a price of $11.00 per share. The gross proceeds from the offering were $50 million. The net proceeds were $45.1 million after deducting the underwriting discounts and commissions of $3.5 million and other offering expenses of $1.4 million.

     In connection with the initial public offering, the 1,775,260 shares of Series A convertible preferred stock converted into 2,732,119 shares of Class A common stock. As reflected in the balance sheet the carrying amount of the Series A convertible preferred stock was credited to Class A common stock par value and to additional paid-in capital.

                            VITAMINSHOPPE.COM, INC.

     Total shares outstanding at December 31, 1999 consisted of 7,277,574 shares of Class A common stock and 13,081,500 shares of Class B common stock for total shares outstanding of 20,359,074 shares.

  b. Stock Options

     In July 1999, dated July 1, 1999, the Company established the VitaminShoppe.com, Inc. Stock Option Plan for Employees (the "Employee Plan"), which provides for the granting of stock options, including incentive stock options and non-qualified stock options. The Company reserved 2,308,500 shares of Class A common stock for grant. Either the board of directors or the compensation committee of the board of directors may determine the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise prices. Stock options are exercisable for a period not to exceed 10 years from the date of grant and, to the extent determined at the time of grant, may be paid for in cash or shares of Class A common stock, or by a reduction in the number of shares issuable upon exercise of the option.

     In August 1999, the Company established the VitaminShoppe.com, Inc. Stock Option Plan for Non-employee Directors (the "Director Plan") which provides for the granting of options to purchase 38,475 shares of Class A common stock to each elected or appointed non-employee director. The Company reserved 461,700 shares of Class A common stock for grant.

     During the period from June 14, 1999 through October 7, 1999, the Company granted to twenty employees and two directors options to purchase 1,302,510 shares of Class A common stock at exercise prices of $3.82 and $9.15 per share. The options expire 10 years from the date of grant and vest ratably over a period of three years. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. The Company recorded aggregate deferred stock-based compensation of approximately $3.9 million during the year ended December 31, 1999. The deferred stock-based compensation is being amortized over the vesting period of the underlying options. Total amortization of stock-based compensation recognized during the year ended December 31, 1999 was approximately $1.2 million, inclusive of approximately $697 of expense upon the closing of the initial public offering due to the accelerated vesting of 130,815 of those options. The remaining deferred stock-based compensation will be amortized over the three-year vesting period. Subsequent to December 31, 1999, two of the executive officers that were granted stock options prior to October 7, 1999, resigned their positions with the Company. During the first quarter 2000, the Company expects to eliminate approximately $1.9 million of unamortized deferred stock based compensation by removing it from the additional paid in capital where it was originally recorded, and there will no longer be expense associated with these options.

     Since October 8, 1999, the Company has granted to 20 employees and 5 directors options to purchase 631,829 shares of Class A common stock at exercise prices ranging from $8.53 to $14.47 (the then current fair market value on the dates of grant). The options expire 10 years from the date of grant and vest ratably over a period of three years.

                            VITAMINSHOPPE.COM, INC.

     Stock option transactions during the year ended December 31, 1999 are summarized as follows:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                           EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Outstanding, beginning of year..............................         --      $  --
Granted.....................................................  1,934,339       8.24
Exercised...................................................         --         --
Forfeited...................................................    (91,571)      9.15
                                                              ---------      -----
Outstanding, end of year....................................  1,842,768      $8.20
                                                              =========      =====
Options exercisable at year end.............................    130,815      $3.82
                                                              =========      =====
Options available for future grant..........................    927,432
                                                              =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
                                   REMAINING
   RANGE OF         OPTIONS     CONTRACTUAL LIFE   WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING        (YRS)          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
     3.82            569,045          9.42              $ 3.82          130,815          $3.82
 8.53 -  9.44        679,394          9.69                9.14               --             --
11.00 - 14.47        594,329          9.77               11.31               --             --
                   ---------          ----              ------          -------          -----
                   1,842,768          9.63              $ 8.20          130,815          $3.82
                   =========          ====              ======          =======          =====

     During January 2000, 703,185 options were forfeited with a weighted-average exercise price of $7.29.

  c. SFAS No. 123 Disclosures

     Had the stock-based compensation for the Company's stock option grants been determined in accordance with SFAS No. 123 the Company's net loss would have been adjusted to the following pro forma amount for the year end December 31, 1999 (in thousands):

Net loss -- as reported.....................................  $(30,201)
                                                              ========
Incremental pro forma compensation expense under SFAS No.
  123.......................................................  $   (242)
                                                              ========
Net loss -- pro forma.......................................  $(30,443)
                                                              ========
Basic and diluted net loss per share -- as reported.........  $  (2.05)
                                                              ========
Basic and diluted net loss per share -- pro forma...........  $  (2.07)
                                                              ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and with the following weighted average assumptions at December 31, 1999:

Average risk-free interest rate.............................  5.21%
Average expected life.......................................  3.0 years
Volatility..................................................  33.33%

     For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $5.54 per share at the date of grant, is amortized to expense over the options' vesting period. This amount has been reduced by the amount of deferred stock-based compensation already recorded

                            VITAMINSHOPPE.COM, INC.

in the accompanying financial statements of $4.86 per share for those options that were granted below the fair market value on the date of grant.

  d. Parent Company Restrictions

     Under the agreements that govern The Vitamin Shoppe's bank credit facility, all of our Class B common stock has been pledged by The Vitamin Shoppe as security for its obligations. If the Vitamin Shoppe defaults under its bank credit facility, its lenders could take ownership of the Class B common stock, which would convert to Class A common stock. In that case, the lender may be able to control VitaminShoppe.com through the election of directors and in matters requiring stockholder approval.

7. INCOME TAXES

     The Company's operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through June 30, 1999, The Vitamin Shoppe did not allocate to the Company its share of income tax liabilities or benefits attributable to the Company's proportionate share of operating results. Since July 1, 1999, the Company is no longer included in the consolidated income tax return of The Vitamin Shoppe and, therefore, the Company's income tax provisions have been calculated on a separate return basis.

     Since the capitalization of the Company on July 1, 1999, when the Company ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on the Company's ability to demonstrate the likelihood of future profitability.

     As of December 31, 1999, the Company has a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $10.3 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, the Company has provided a valuation allowance to offset this deferred tax asset.

     Included in the statement of operations for the year ended December 31, 1999 is an income tax provision that consists of minimum state taxes.

8. SUBSEQUENT EVENTS

     In January 2000, the president and CEO and the chief marketing officer resigned their positions with the Company. In connection with these resignations, the Company will record approximately $842 of severance expense during the first quarter of fiscal 2000 representing approximately $607 of cash compensation in accordance with their employment agreements, and approximately $235 of accelerated vesting of stock options. Additionally, the Company will eliminate approximately $1.9 million of unamortized deferred stock based compensation that was previously recorded as additional paid in capital.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The following exhibits are filed as part of this report.

EXHIBIT                           DESCRIPTION
-------                           -----------
     3.1  Second Amended and Restated Certificate of Incorporation of
          the registrant, incorporated by reference to exhibit 3.1 to the Registration Statement on Form S-1 of the registrant
          (File. No. 333-83849).
     3.2  Amended and Restated Bylaws of the registrant.
     3.3  Certificate of Designation, Powers, Preferences and Rights
          of Series A Convertible Preferred Stock of the registrant, incorporated by reference to exhibit 3.3 of the Registration
          Statement on Form S-1 of the registrant (File No.
          333-83849).
     3.4  Certificate of Amendment of Second Amended and Restated
          Certificate of Incorporation of the registrant, incorporated by reference to exhibit 3.4 of the Registration Statement on
          Form S-1 of the registrant (File No. 333-83849).
     4.1  Specimen Class A common stock certificate of the registrant, incorporated by reference to exhibit 4.1 of the Registration
          Statement on Form S-1 of the registrant (File No.
          333-83849).
     4.2  See exhibits 3.1, 3.2 and 3.4 for provisions of the
          certificate of incorporation and bylaws of the registrant
          that govern the rights of holders of the securities
          registered.
    10.1  Assignment and Assumption of Contracts dated as of June 30,
          1999 between the registrant and Vitamin Shoppe Industries
          Inc., incorporated by reference to exhibit 10.1 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.2  Bill of Sale dated as of June 30, 1999 between the
          registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.2 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).
    10.3  Assignment of Domain Name dated as of June 30, 1999 between the registrant and Vitamin Shoppe Industries Inc.,
          incorporated by reference to exhibit 10.3 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.4  Intercompany Note dated as of June 30, 1999 made by the registrant and payable to Vitamin Shoppe Industries Inc.,
          incorporated by reference to exhibit 10.4 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.5  Convertible Subordinated Note Purchase Agreement dated as of
          July 9, 1999 between the registrant and the purchasers named therein, incorporated by reference to exhibit 10.5 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.6  Form of Convertible Subordinated Note dated as of July 9,
          1999 made by the registrant with attached schedule
          describing purchaser and principal amount of note.
    10.7  Stock Purchase Agreement dated as of July 27, 1999 among the registrant and the holders of Series A convertible preferred stock, par value $0.01 per share, of the registrant,
          incorporated by reference to exhibit 10.7 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.8  Stockholders Agreement dated as of July 27,1999 among the registrant, Vitamin Shoppe Industries Inc. and the holders of Series A convertible preferred stock, par value $0.01 per share, of the registrant, incorporated by reference to
          exhibit 10.8 of the Registration Statement on Form S-1 of
          the registrant (File No. 333-83849).
    10.9  Registration Rights Agreement dated as of July 27, 1999 among the registrant, Vitamin Shoppe Industries Inc. and the holders of Series A convertible preferred stock, par value
          $0.01 per share, of the registrant, incorporated by
          reference to exhibit 10.9 of the Registration Statement on
          Form S-1 of the registrant (File No. 333-83849).

EXHIBIT                           DESCRIPTION
-------                           -----------
    10.10 Irrevocable Commitment to Convert by holders of Series A
          Convertible Preferred Stock of the registrant, incorporated by reference to exhibit 10.39 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).
    10.11 Series A Convertible Preferred Stock Purchase Warrant dated as of July 27, 1999 of the registrant in favor of Thomas
          Weisel Partners LLC, incorporated by reference to exhibit
          10.10 of the Registration Statement on Form S-1 of the
          registrant (File No. 333-83849).
    10.12 Amendment No. 1 dated as of September 22, 1999 to the Series
          A Convertible Preferred Stock Purchase Warrant A-1 of the
          registrant in favor of Thomas Weisel Partners LLC,
          incorporated by reference to exhibit 10.46 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.13 Trademark License Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc.,
          incorporated by reference to exhibit 10.11 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.14 Supply and Fulfillment Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.12 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.15 Co-Marketing Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.13 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).
    10.16 Administrative Services Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.14 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.17 Database Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.15 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).
    10.18 Intercompany Indemnification Agreement dated as of July 1,
          1999 between the registrant and Vitamin Shoppe Industries
          Inc., incorporated by reference to exhibit 10.16 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.19 Tax Allocation Agreement dated as of July 1, 1999 between the registrant and Vitamin Shoppe Industries Inc.,
          incorporated by reference to exhibit 10.17 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.20 Sublease Agreement dated as of July 14, 1999 between Yahoo!
          Inc. and Vitamin Shoppe Industries Inc., incorporated by
          reference to exhibit 10.18 of the Registration Statement on
          Form S-1 of the registrant (File No. 333-83849).
    10.21 Consulting Agreement dated as of June 14, 1999 between the registrant and Kathryn H. Creech, incorporated by reference to exhibit 10.20 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).
    10.22 Employment and Noncompetition Agreement dated as of June 14,
          1999 between the registrant and Kathryn H. Creech,
          incorporated by reference to exhibit 10.19 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.23 VitaminShoppe.com, Inc. Amended and Restated Stock Option
          Plan for Employees dated as of July 1, 1999 and amended and restated as of March 16, 2000.
    10.24 Form of Nonqualified Stock Option Agreement between the registrant and employee with attached schedule describing
          actual option grants.
    10.25 Amended and Restated Stock Option Plan for Non-Employee
          Directors dated as of August 1, 1999 and amended and
          restated as of March 16, 2000.

EXHIBIT                           DESCRIPTION
-------                           -----------
    10.26 Form of Non-Employee Director Stock Option Agreement between the registrant and Non-Employee Director with attached
          schedule describing actual option grants.
    10.27 Sponsorship Agreement dated as of September 23, 1998 between
          Vitamin Shoppe Industries Inc. and Excite, Inc.,
          incorporated by reference to exhibit 10.26 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.28 Advertising Insertion Order dated as of November 1, 1998 between Vitamin Shoppe Industries Inc. and Yahoo!,
          incorporated by reference to exhibit 10.27 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.29 NetGravity AdServer Network License Agreement dated as of
          December 17, 1998 between Vitamin Shoppe Industries Inc. and
          NetGravity, Inc., incorporated by reference to exhibit 10.28 of the Registration Statement on Form S-1 of the registrant
          (File No. 333-83849).
    10.30 Letter agreement dated as of December 17, 1998 between
          Vitamin Shoppe Industries Inc. and Time Inc. New Media
          related to Ask Dr. Weil Web site, incorporated by reference to exhibit 10.29 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).*
    10.31 Agreement dated as of February 1, 1999 between Vitamin
          Shoppe Industries Inc. and Virtual Communities, Inc.,
          incorporated by reference to exhibit 10.30 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).
    10.32 Sponsorship Agreement dated as of March 11, 1999 between
          Vitamin Shoppe Industries Inc. and drkoop.com, Inc.,
          incorporated by reference to exhibit 10.31 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.33 Sponsorship Agreement dated as of March 31, 1999 between
          Vitamin Shoppe Industries Inc. and OnHealth Network Company,
          incorporated by reference to exhibit 10.32 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.34 Strategic Planning Services Agreements dated as of April 29,
          1999 between Vitamin Shoppe Industries Inc. and Jupiter
          Communications, L.L.C., incorporated by reference to exhibit
          10.33 of the Registration Statement on Form S-1 of the
          registrant (File No. 333-83849).
    10.35 Letter Agreement dated as of May 24, 1999 between Vitamin
          Shoppe Industries Inc. and Time Inc. New Media related to
          Dr. Bernie Siegel Web site, incorporated by reference to
          exhibit 10.34 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).*
    10.36 Sponsorship and Advertising Agreement dated as of April 16,
          1999 between Vitamin Shoppe Industries Inc. and
          InteliHealth, Inc., incorporated by reference to exhibit
          10.35 of the Registration Statement on Form S-1 of the
          registrant (File No. 333-83849).*
    10.37 Memorandum of Engagement dated as of June 7, 1999 between
          Compelling Content and the registrant, incorporated by
          reference to exhibit 10.36 of the Registration Statement on
          Form S-1 of the registrant (File No. 333-83849).
    10.38 License Agreement dated as of October 5, 1998 between
          HealthNotes, Inc. and Vitamin Shoppe Industries Inc.,
          incorporated by reference to exhibit 10.37 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.39 AOL Advertising Insertion Order dated as of August 27, 1999 between the registrant and America Online, Inc.,
          incorporated by reference to exhibit 10.45 of the
          Registration Statement on Form S-1 of the registrant (File
          No. 333-83849).*
    10.40 Offer Letter dated as of September 15, 1999 between the registrant and Philip Teplitzky.
    10.41 Offer Letter dated as of October 6, 1999 between the registrant and Ann M. Sardini.
    10.42 Separation and Release Agreement dated as of January 17,
          2000 between the registrant and Kathryn Creech.
    10.43 Separation and Release Agreement dated as of February 8,
          2000 between the registrant and Eliot D. Russman.

EXHIBIT                           DESCRIPTION
-------                           -----------
    10.44 Letter agreement dated as of June 15, 1999 between the registrant and Time Inc. New Media related to Ask Dr. Weil,
          Dr. Ruth Westheimer! and Alice Waters Web sites.**
    10.45 Letter agreement dated as of August 16, 1999 between the registrant and Sapient Corporation.**
    11.1  Statement regarding computation of per share earnings of the registrant.
    27.1  Financial data schedule.

---------------
 * Request for confidential treatment granted. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

** Confidential treatment requested. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VITAMINSHOPPE.COM, INC.
                                          (Registrant)

Date: March 30, 2000                      By: /s/ JEFFREY J. HOROWITZ
                                            ------------------------------------
                                            Jeffrey J. Horowitz
                                            President and Chief Executive
                                              Officer

                                          By: /s/ ANN M. SARDINI
                                            ------------------------------------
                                            Ann M. Sardini
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            Chief Accounting Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2000                                     /s/ M. ANTHONY FISHER
                                                         --------------------------------------------------------
                                                         M. Anthony Fisher
                                                         Chairman of the Board of Directors
                                                         and a Director

Date: March 30, 2000                                     /s/ JEFFREY J. HOROWITZ
                                                         --------------------------------------------------------
                                                         Jeffrey J. Horowitz
                                                         Director

Date: March 30, 2000                                     /s/ MICHAEL C. BROOKS
                                                         --------------------------------------------------------
                                                         Michael C. Brooks
                                                         Director

Date: March 30, 2000                                     /s/ MARTIN L. EDELMAN
                                                         --------------------------------------------------------
                                                         Martin L. Edelman
                                                         Director

Date: March 30, 2000                                     /s/ BARBARA S. FEIGIN
                                                         --------------------------------------------------------
                                                         Barbara S. Feigin
                                                         Director

Date: March 30, 2000                                     /s/ DAVID S. GELLMAN
                                                         --------------------------------------------------------
                                                         David S. Gellman
                                                         Director

Date: March 30, 2000                                     /s/ WOODSON C. MERRELL
                                                         --------------------------------------------------------
                                                         Woodson C. Merrell, M.D.
                                                         Director

Date: March 30, 2000                                     /s/ STEPHEN P. MURRAY
                                                         --------------------------------------------------------
                                                         Stephen P. Murray
                                                         Director

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.2     Amended and Restated Bylaws of the registrant.
 10.6     Form of Convertible Subordinated Note dated as of July 9,
          1999 made by the registrant with attached schedule
          describing purchaser and principal amount of note.
 10.23    VitaminShoppe.com, Inc. Amended and Restated Stock Option
          Plan for Employees dated as of July 1, 1999 and amended and restated as of March 16, 2000.
 10.24    Form of Nonqualified Stock Option Agreement between the
          registrant and employee with attached schedule describing
          actual option grants.
 10.25    Amended and Restated Stock Option Plan for Non-Employee
          Directors dated as of August 1, 1999 and amended and
          restated as of March 16, 2000.
 10.26    Form of Non-Employee Director Stock Option Agreement between the registrant and Non-Employee Director with attached
          schedule describing actual option grants.
 10.40    Offer Letter dated as of September 15, 1999 between the
          registrant and Philip Teplitzky.
 10.41    Offer Letter dated as of October 6, 1999 between the
          registrant and Ann M. Sardini.
 10.42    Separation and Release Agreement dated as of January 17,
          2000 between the registrant and Kathryn Creech.
 10.43    Separation and Release Agreement dated as of February 8,
          2000 between the registrant and Eliot D. Russman.
 10.44    Letter agreement dated as of June 15, 1999 between the
          registrant and Time Inc. New Media related to Ask Dr. Weil,
          Dr. Ruth Westheimer! and Alice Waters Web sites.**
 10.45    Letter agreement dated as of August 16, 1999 between the
          registrant and Sapient Corporation.**
 11.1     Statement regarding computation of per share earnings of the registrant.
 27.1     Financial data schedule.

---------------
** Confidential treatment requested. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.