Form 10-Q
period 2000-03-31
VITAMINSHOPPE COM INC
filed 2000-05-12
CIK 1090156

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ________.

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

Yes  X    No    .
    ---      ---

Number of shares of Common Stock outstanding as of May 1, 2000:           Class A common stock 7,277,574
                                                                          Class B common stock 13,081,500

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

Signatures

ITEM 1. FINANCIAL STATEMENTS


                             VITAMINSHOPPE.COM, INC.
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                    December 31,           March 31,
                                                                                        1999                 2000
                                                                                    ------------          -----------
                                                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                         $  38,019             $  25,246
    Accounts receivable                                                                     259                   280
    Inventory                                                                                35                    31
    Prepaid expenses and other current assets                                             4,663                 5,233
                                                                                      ---------             ---------
       Total current assets                                                              42,976                30,790
Property and equipment, net                                                               6,184                 8,591
                                                                                      ---------             ---------
       Total assets                                                                   $  49,160             $  39,381
                                                                                      =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                          $  10,587             $   7,434
    Due to The Vitamin Shoppe                                                             2,635                 5,742
                                                                                      ---------             ---------
       Total current liabilities                                                         13,222                13,176
Stockholders' Equity:
    Series A convertible preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued or
       outstanding at December 31, 1999 and March 31, 2000                                  ---                   ---
    Class A common stock, $.01 par value; 30,000,000 shares
       authorized; 7,277,574 shares outstanding at
       December 31, 1999 and March 31, 2000                                                  73                    73
    Class B common stock, $.01 par value; 15,000,000 shares
       authorized; 13,081,500 shares outstanding at
       December 31, 1999 and March 31, 2000                                                 131                   131
    Additional paid in capital                                                           64,242                62,637
    Deferred stock-based compensation                                                    (2,732)                 (773)
    Deficit                                                                             (25,776)              (35,863)
                                                                                      ---------             ---------
       Total stockholders' equity                                                        35,938                26,205
                                                                                      ---------             ---------
       Total liabilities and stockholders' equity                                     $  49,160             $  39,381
                                                                                      =========             =========

The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                          For the Three Months Ended March 31,
                                                             1999                     2000
                                                        --------------           --------------
                                                         (unaudited)              (unaudited)

Net sales                                                $      1,913             $      9,333
Cost of goods sold                                                936                    5,916
                                                         ------------             ------------
Gross profit                                                      977                    3,417
Operating expenses:
    Marketing and sales expenses                                1,832                    9,326
    Technology development expenses                               517                    1,626
    General and administrative expenses                           416                    3,176
                                                         ------------             ------------
       Total operating expenses                                 2,765                   14,128
                                                         ------------             ------------
Loss from operations                                           (1,788)                 (10,711)
Interest expense (income), net                                     98                     (634)
                                                         ------------             ------------
Loss before income tax provision                         $     (1,886)            $    (10,077)
Income tax provision                                              ---                       10
                                                         ------------             ------------
Net loss                                                 $     (1,886)            $    (10,087)
                                                         ============             ============

Basic and diluted net loss per share                     $      (0.14)            $      (0.50)
                                                         ============             ============

Weighted average shares outstanding
    used to compute basic and
    diluted net loss per share                             13,081,500               20,359,074
                                                         ============             ============


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      For the Three          For the Three
                                                                      Months Ended           Months Ended
                                                                      March 31, 1999         March 31, 2000
                                                                      --------------         --------------
                                                                        (unaudited)           (unaudited)

Cash flows from operating activities:
    Net Loss                                                            $   (1,886)            $  (10,087)
    Adjustments to reconcile net loss to net cash
           used in operating activities:
       Depreciation and amortization                                            16                    179
       Amortization of deferred stock-based compensation                       ---                    354
       Deferred rent payable/other                                             ---                    185
Changes in operating assets and liabilities:
       Accounts receivable                                                      11                    (21)
       Inventory                                                               ---                      4
       Prepaid expenses and other current assets                                30                   (570)
       Accounts payable and accrued liabilities                                123                   (231)
                                                                        ----------             ----------
           Net cash used in operating activities                            (1,706)               (10,187)
                                                                        ----------             ----------

Cash flows from investing activities:
    Capital expenditures                                                       (60)                (2,586)
                                                                        ----------             ----------
           Net cash used in investing activities                               (60)                (2,586)
                                                                        ----------             ----------
Cash flows from financing activities
    Increase in Due to The Vitamin Shoppe                                    1,766                    ---
                                                                        ----------             ----------
           Net cash provided by financing activities                    $    1,766             $      ---
                                                                        ----------             ----------
Net decrease in cash and cash equivalents                                      ---                (12,773)
Cash and cash equivalents-beginning of period                                  ---                 38,019
                                                                        ----------             ----------
Cash and cash equivalents-end of period                                 $      ---             $   25,246
                                                                        ----------             ----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                        $      ---             $      ---
                                                                        ==========             ==========
        Income Taxes                                                    $      ---             $       97
                                                                        ==========             ==========


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                          Series A
                                         Convertible                       Class A                          Class B
                                       Preferred Stock                  Common Stock                      Common Stock
                                       ---------------                  ------------                      ------------
                                     Shares        Amount          Shares           Amount           Shares          Amount
                                     ------        ------          ------           ------           ------          ------
Balance, December 31, 1999                 -       $     -        7,277,574       $       73       13,081,500       $      131
Amortization of deferred
  stock-based compensation                 -             -                -                -                -                -
Elimination of deferred
  stock-based compensation                 -             -                -                -                -                -
Net loss (1/1/00-3/31/00)                  -             -                -                -                -                -
                                     -------       -------       ----------       ----------       ----------       ----------
Balance, March 31, 2000                    -       $     -        7,277,574       $       73       13,081,500       $      131
                                     =======       =======       ==========       ==========       ==========       ==========




                                    Additional        Deferred
                                      paid-in        stock-based
                                      capital        compensation         Deficit           Total
                                      -------        ------------         -------           -----
Balance, December 31, 1999          $   64,242        $   (2,732)       $  (25,776)       $   35,938
Amortization of deferred
  stock-based compensation                   -               354                 -               354
Elimination of deferred
  stock-based compensation              (1,605)            1,605                 -                 -
Net loss (1/1/00-3/31/00)                    -                 -           (10,087)          (10,087)
                                    ----------        ----------        ----------        ----------
Balance, March 31, 2000             $   62,637        $     (773)       $  (35,863)       $   26,205
                                    ==========        ==========        ==========        ==========


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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of December 31, 1999, which has been derived from audited financial statements, and the accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

In the opinion of the Company's management, the accompanying condensed financial statements contain all adjustments, which were normal and recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and its results of operations for the three month periods ended March 31, 2000 and 1999, cash flows for the three month periods ended March 31, 2000 and 1999 and changes in shareholders' equity for the three month period ended March 31, 2000.

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

For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administrative, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $1.46 million for the three months ended March 31, 1999. Allocations of expenses were estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

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

The rights and obligations which were added when the intercompany agreements became effective July 1, 1999 include trademark licenses and co-marketing. The trademark license agreement provides the Company with the exclusive right to use The Vitamin Shoppe's trademarks in connection with its marketing and sale of products and services in online commerce. Under this agreement, the Company pays The Vitamin Shoppe an annual royalty fee equal to $1 million plus a percentage (which ranges from 5 percent to 1 percent depending upon volume) of the Company's net sales of The Vitamin Shoppe brand products, and other products identified by or branded with The Vitamin Shoppe's trademarks. Under the co-marketing agreements, The Vitamin Shoppe and the Company provide certain advertising and promotional references to each other in their respective catalogue, retail store and web businesses for mutually agreed upon fees.

For the three months ended March 31, 2000, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $1.5 million, as shown in the chart below. Accounts payable and accrued expenses on the accompanying balance sheets at December 31, 1999 and March 31, 2000 include amounts due to The Vitamin Shoppe related to these services in the amount of $1.1 million and $.9 million, respectively.


                                       Three months ended
                                         March 31, 2000
                                         (in thousands)
                                      --------------------
Trademark license                         $    429
Co-marketing                                   350
Administrative                                 165
Supply and fulfillment                         372
Merchandising                                  140
                                          --------
Total Expense                             $  1,456
                                          ========


All merchandise purchases are made from The Vitamin Shoppe. Such purchases aggregated $.9 million and $6.3 million for the three months ended March 31, 1999 and 2000, respectively. Accounts payable and accrued expenses on the accompanying balance sheet at December 31, 1999 and March 31, 2000 include amounts due to The Vitamin Shoppe related to these merchandise purchases in the amount of $1.5 million and $3.6 million, respectively.

By implementing the intercompany agreements, new charges were created that were not provided for in the historical financial statements prior to July 1, 1999. On a pro forma basis, had the trademark license and the supply and fulfillment agreements been in place for all periods presented, the net loss would have been $2.26 million for the three months ended March 31, 1999. Since July 1, 1999, the charges related to these intercompany agreements are included in the results of operations.

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the three months ended March 31, 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the exercise of the stock options and warrants are antidilutive.

3.     Income Taxes

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

As of March 31, 2000, the Company has a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $14.3 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, the Company has provided a valuation allowance to offset this deferred tax asset.

Included in the statement of operations for the three months ended March 31, 2000 is an income tax provision of $10,000 for state and local taxes.

4.     Significant Transactions

In January 2000, the president and CEO and the chief marketing officer resigned their positions with the Company. In connection with these resignations, the Company recorded approximately $855 of severance expense during the three months ended March 31, 2000 representing approximately $620 of cash compensation in accordance with their employment agreements, and approximately $235 of non-cash compensation due to the accelerated vesting of stock options. Additionally, with respect to forfeited stock options the Company eliminated approximately $1.6 million of unamortized deferred stock based compensation that was previously recorded as additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have incurred net losses of $44.0 million from inception through March 31, 2000. We believe that net losses will continue for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("FIRST QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER 1999")

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

Net sales for the first quarter 2000 totaled $9.33 million, an increase of $7.42 million or 388 percent from net sales of $1.91 million during the first quarter 1999. Orders increased 118,000 or 437 percent to 145,000 in the first quarter 2000 from 27,000 in the first quarter 1999; more than 58,000 new customers were added, nearly five times the 12,000 in first quarter 1999. We have made enhancements to our Web site to improve navigation and the overall user experience, and we have significantly increased advertising, marketing and promotional expenditures in the first quarter 2000 as compared to the first quarter 1999. We believe these factors have contributed to growth in our customer base and continuation of a favorable repeat buying pattern.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe") supplies inventory to us on an exclusive basis. Under our supply and fulfillment agreement with The Vitamin Shoppe which began on July 1, 1999, we pay The Vitamin Shoppe an amount equal to 105% of The Vitamin Shoppe's product cost. Prior to that time, inventory was provided to us by The Vitamin Shoppe at 100% of its product cost. As a result, cost of goods sold as a percentage of sales is higher in the first quarter 2000 than in the first quarter 1999.

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

Cost of goods sold for the first quarter 2000 was $5.92 million or 63 percent of net sales versus $.94 million or 49 percent of net sales for the first quarter 1999. The increase in cost of sales as a percent of net sales is mainly attributable to the offering of promotional discount coupons to customers during the first quarter 2000 and the implementation of our supply and fulfillment agreement with The Vitamin Shoppe. In addition, we sold a somewhat lower proportion of The Vitamin Shoppe(R) branded products versus other brands as a percent of total sales in the first quarter 2000 as compared to the first quarter 1999. The Vitamin Shoppe(R) brand products carry a higher gross margin than other brands.

Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe. Prior to July 1, 1999 these charges were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Under these agreements The Vitamin Shoppe will continue to provide warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for fulfillment services an amount equal to 105 percent of The Vitamin Shoppe's actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. While this amount is higher than the 100 percent cost of these services to us under the historical allocation method, we believe that the increase will not have a material effect on our results of operations because our fulfillment costs have historically been less than 4 percent of our net sales. Under the trademark license agreement with The Vitamin Shoppe which provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce, we pay an annual royalty fee equal to $1 million plus an amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product. Prior to July 1, 1999, there was no royalty fee charged by The Vitamin Shoppe.

Marketing and sales expenses increased by $7.49 million to $9.33 million or 100 percent of net sales for the first quarter 2000 from $1.83 million or 96 percent of net sales for the first quarter 1999. The increase is largely attributable to our multi-media marketing campaign and strategic relationships with web portals and health-oriented channels. Subsequent to or during the first quarter 1999, agreements with drkoop.com (March 1999), OnHealth (March 1999), Time Inc. (June
1999) and America Online (October 1999) were added. We expect marketing and sales expenses to decrease as a percentage of sales for the remainder of 2000 compared to first quarter 2000.

Technology Development Expenses. Technology development expenses consist primarily of consulting fees and payroll and related expenses for applications development and information technology personnel, licensing and service agreements, Web site hosting and communications charges and Web site content development and design expenses. For the first quarter 2000 technology development expenses increased by $1.11 million to $1.63 million from $.52 million for the first quarter 1999. As a percentage of first quarter net sales, these expenses were 18 percent in 2000 and 27 percent in 1999. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior web commerce experience to our customers. We believe that our new Web site, its ongoing technology-based enhancements and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention. Continued investment is therefore anticipated, to provide improvements to the capabilities of the site and to expand the infrastructure necessary to support it.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, corporate facility expenses, severance, professional services expenses, travel, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $2.76 million to $3.18 million or 34 percent of net sales for the first quarter 2000 from $.42 million or 22 percent of net sales for the first quarter 1999. This increase was primarily due to severance, the addition of personnel, professional fees and other expenses associated with building our infrastructure and the addition of deferred stock-based compensation.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. In the first quarter 1999, interest expense was charged to us at the rate of 8.75 percent on the note due to The Vitamin Shoppe and advances which totaled $98,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company had no interest expense in the first quarter 2000. Interest income was earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $634,000 in the first quarter 2000.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $354,000 in the first quarter 2000 as compared to zero in the first quarter 1999. Due to the resignation of two officers during the first quarter 2000, we eliminated approximately $1.6 million of unamortized deferred stock-based compensation that was previously recorded as additional paid-in capital.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $6.31 million of merchandise purchases and $1.46 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the first quarter 2000. The intercompany agreements were not in place during the first quarter 1999. During the first quarter 1999, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100% of cost rather than the 105% as provided in the intercompany agreements. Had the intercompany agreements been in place during the first quarter 1999, our net loss would have been increased to $2.26 million.

Income taxes. Our operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe, and accordingly, The Vitamin Shoppe did not allocate to us its share of income tax liabilities or benefits attributable to our proportionate share of operating results. Since July 1, 1999, we are no longer included in the consolidated income tax return of The Vitamin Shoppe and, therefore, our income tax provisions have been calculated on a separate return basis.

Since our capitalization on July 1, 1999, when we ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on our ability to demonstrate the likelihood of future profitability.

As of March 31, 2000, we had a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $14.3 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, we have provided a valuation allowance to offset this deferred tax asset.

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

On July 9, 1999, we issued promissory notes of $10 million in aggregate principal amount due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. Later in July 1999, these notes were converted into Series A convertible preferred stock and approximately $13.6 million of additional Series A convertible preferred stock was issued. Together, these shares of Series A convertible preferred stock were converted into an aggregate of 2,732,119 shares of Class A common stock.

On October 8, 1999, we sold 4,545,455 shares of our Class A common stock in an initial public offering at a price of $11.00 per share. The gross proceeds from this offering were $50 million. The net proceeds were approximately $45 million after deducting underwriting discounts and commissions of $3.5 million and other offering expenses of $1.5 million.

During the first quarter 2000, net cash used in operating activities was $9.68 million, an increase of $7.97 million from first quarter 1999. Net cash used in investing activities was $2.54 million during the first quarter 2000, an increase of $2.48 million from first quarter 1999. We expect that cash flows from operating activities will continue to be negative as we grow our infrastructure and continue our efforts to grow and retain our customer base.

As of March 31, 2000, we had accounts payable and accrued liabilities of $7.42 million and amounts payable to The Vitamin Shoppe of $5.74 million due under the intercompany agreements. At this date, our principal commitments going forward consisted of obligations outstanding under online marketing agreements with web portals and strategic partners aggregating $9.34 million through February 2001 and a sublease agreement for our office space aggregating $1.61 million through November 2003.

As of March 31, 2000, we had approximately $25.2 million in cash and cash equivalents. Based upon our current plans for fiscal 2000, we expect to have sufficient cash available to meet our operating and capital expenditure needs through December 31, 2000, but we cannot assure you that our expected growth or expenditures will take place as planned. If we fail to meet our planned growth or otherwise need additional working capital, we could reduce certain expenditures or seek to raise cash. Our principal use of cash is to fund our advertising and Internet sponsorship arrangements, to pay for our Web site development costs and to fund our payroll and other operating costs. Our contractual commitments for Internet sponsorship arrangements total approximately $7.96 million in the remainder of 2000. If necessary, we could reduce our discretionary advertising expenditures to mitigate the impact on our available cash. Further, our technology development in 2000 will take place in stages, the first of which is the launch of our new Web site. Other components of our technology development can be delayed, if necessary. While such a reduction in advertising spending or Web site development may negatively impact sales, we believe that we can generate sufficient sales and cash flow at levels which, although below our planned amount, would enable us to fund our operations through December 31, 2000. We may seek to raise additional cash through other sources, including the issuance of capital stock or debt. We cannot assure you that such additional financing will be available to us when required on favorable terms or at all.

YEAR 2000 COMPLIANCE

We have not experienced any disruptions in our operations associated with issues related to the year 2000. We incurred no costs with respect to the year 2000 issue in the first quarter 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe that inflation has not had a material impact on our results of operations since inception for each of our first quarters ended March 31, 1999 and 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of May 1, 2000.

As of May 1, 2000, we have no outstanding long-term debt instruments.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

The gross proceeds from the offering were $50.0 million. Total expenses that we incurred in connection with the issuance and distribution of the Class A common stock from the date that the offer commenced to March 31, 2000 were $5.0 million. No discounts, commissions or other offering expenses were paid to directors, officers or general partners of VitaminShoppe.com, our associates or persons owning 10% or more of any class of our equity securities. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses and the write-off of prepaid offering costs, the net proceeds of the offering were approximately $45.0 million. Prior to the first quarter 2000 we used approximately $21.9 million of such proceeds for various issues, including capital expenditures, advertising and marketing and the repayment of a note due to The Vitamin Shoppe.

During first quarter 2000, we used $2.05 million of the net proceeds for enhancements to our Web site and other capital expenditures, and $5.41 million for advertising and marketing activities. Other than principal and accrued interest paid to our principal stockholder, none of these payments were made to directors, officers or general partners of VitaminShoppe.com or our associates or to persons owning 10% or more of any class of our equity securities. The remainder of the proceeds of the offering have been invested in short-term, investment-grade, interest-bearing obligations and we expect that they will be used for general corporate purposes, including working capital, capital expenditures and advertising and marketing activities. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, product lines or products. We have no current agreements or commitments with respect to such an acquisition. The amounts actually expended by us for such purposes may vary significantly and will depend upon a number of factors, including our future revenue and cash generated by operations. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits required by Item 601 of Regulation S-K:

              Exhibit 10.1: Cross Promotional Agreement dated as of January 31, 2000 between the registrant and barnesandnoble.com, llc.*

              Exhibit 27.1: Financial Data Schedule (EDGAR version only)

       (b)    Reports on Form 8-K:

              None.

-----------------------
*Confidential treatment requested. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VITAMINSHOPPE.COM, INC.
                                       (Registrant)


Date:  May 12, 2000                    /s/ Jeffrey J. Horowitz
                                       --------------------------------
                                       Jeffrey J. Horowitz, President and
                                          Chief Executive Officer


                                       /s/ Ann M. Sardini
                                       --------------------------------
                                       Ann M. Sardini, Chief Financial Officer,
                                          Treasurer and Secretary