Form 10-Q
period 2000-06-30
VITAMINSHOPPE COM INC
filed 2000-08-14
CIK 1090156

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Number of shares of Common Stock outstanding as of August 1, 2000:

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

Signatures

ITEM 1. FINANCIAL STATEMENTS

                             VITAMINSHOPPE.COM, INC.
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             December 31,          June 30,
                                                                                 1999                2000
                                                                             ------------        -----------
                                                                                                 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $  38,019            $  14,502
Accounts receivable                                                                 259                  445
Inventory                                                                            35                   43
Prepaid expenses and other current assets                                         4,663                1,889
                                                                              ---------            ---------
Total current assets                                                             42,976               16,879
Property and equipment, net                                                       6,184                9,966
                                                                              ---------            ---------
Total assets                                                                  $  49,160            $  26,845
                                                                              =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                      $  10,587            $   5,419
Due to The Vitamin Shoppe                                                         2,635                3,137
                                                                              ---------            ---------
Total current liabilities                                                        13,222                8,556
Stockholders' Equity:
Series A convertible preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued or
outstanding at December 31, 1999 and June 30, 2000                                    -                    -
Class A common stock, $.01 par value; 30,000,000 shares
authorized; 7,277,574 shares outstanding at
December 31, 1999 and June 30, 2000                                                  73                   73
Class B common stock, $.01 par value; 15,000,000 shares
authorized; 13,081,500 shares outstanding at
December 31, 1999 and June 30, 2000                                                 131                  131
Additional paid in capital                                                       64,242               62,637
Deferred stock-based compensation                                                (2,732)                (694)
Deficit                                                                         (25,776)             (43,858)
                                                                              ---------            ---------
Total stockholders' equity                                                       35,938               18,289
                                                                              ---------            ---------
Total liabilities and stockholders' equity                                    $  49,160            $  26,845
                                                                              =========            =========


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                    Three months ended June 30,       Six months ended June 30,
                                                        1999            2000             1999            2000
                                                   -----------------------------     ----------------------------
Net sales                                           $     2,390     $     8,615      $     4,303     $    17,948
Cost of goods sold                                        1,168           5,603            2,104          11,519
                                                    -----------     -----------      -----------     -----------
Gross profit                                              1,222           3,012            2,199           6,429
Operating expenses:
  Marketing and sales expenses                            2,535           6,026            4,367          15,352
  Technology development expenses                           202           2,627              719           4,254
  General and administrative expenses                       901           2,607            1,317           5,782
                                                    -----------     -----------      -----------     -----------
    Total operating expenses                              3,638          11,260            6,403          25,388
                                                    -----------     -----------      -----------     -----------
Loss from operations                                     (2,416)         (8,248)          (4,204)        (18,959)
Interest expense (income), net                              123            (302)             221            (936)
                                                    -----------     -----------      -----------     -----------
Loss before income tax provision                         (2,539)         (7,946)          (4,425)        (18,023)
Income tax provision                                          -              49                -              59
                                                    -----------     -----------      -----------     -----------
Net loss                                            $    (2,539)    $    (7,995)     $    (4,425)    $   (18,082)
                                                    ===========     ===========      ===========     ===========


Basic and diluted net loss per share                $     (0.19)    $     (0.39)     $     (0.34)    $     (0.89)
                                                    ===========     ===========      ===========     ===========

Shares outstanding used to compute pro forma
 basic and diluted net loss per share                13,081,500      20,359,074       13,081,500      20,359,074
                                                    ===========     ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           For the Six           For the Six
                                                          Months Ended           Months Ended
                                                          June 30, 1999         June 30, 2000
                                                         ---------------       ---------------
                                                           (unaudited)           (unaudited)
Cash flows from operating activities:
Net Loss                                                    $ (4,425)             $ (18,082)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                     62                    691
Amortization of deferred stock-based compensation                 84                    433
Bonus point promotion/other                                        -                    395

Changes in operating assets and liabilities:
Accounts receivable                                              (15)                  (186)
Inventory                                                          -                     (8)
Prepaid expenses and other current assets                         63                  2,774
Accounts payable and accrued liabilities                       2,323                 (5,061)
                                                            --------              ---------
Net cash used in operating activities                         (1,908)               (19,044)
                                                            --------              ---------

Cash flows from investing activities:
Capital expenditures                                            (313)                (4,473)
                                                            --------              ---------
Net cash used in investing activities                           (313)                (4,473)
                                                            --------              ---------
Cash flows from financing activities
Increase in Due to The Vitamin Shoppe                          2,220                      -
Issuance of common stock                                           1                      -
                                                            --------              ---------
Net cash provided by financing activities                      2,221                      -
                                                            --------              ---------
Net decrease in cash and cash equivalents                          -                (23,517)
Cash and cash equivalents-beginning of period                      -                 38,019
                                                            --------              ---------
Cash and cash equivalents-end of period                     $      -              $  14,502
                                                            ========              =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                    $      -              $       -
                                                            ========              =========
Income Taxes                                                $      -              $     146
                                                            ========              =========

The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                 Series A
                                Convertible          Class A              Class B
                              Preferred Stock      Common Stock         Common Stock    Additional   Deferred
                              ---------------    ----------------     ----------------    paid-in   stock-based
                              Shares   Amount    Shares    Amount     Shares    Amount    capital   compensation   Deficit   Total
                              ------   ------    ------    ------     ------    ------    -------   ------------   -------   -----
Balance, December 31, 1999         -   $    -   7,277,574  $   73   13,081,500  $  131    $64,242     $ (2,732)   $(25,776) $35,938
Amortization of deferred
  stock-based compensation         -        -           -       -            -       -          -          433           -      433
Elimination of deferred
  stock-based compensation         -        -           -       -            -       -     (1,605)       1,605           -        -
Net loss (1/1/00-6/30/00)          -        -           -       -            -       -          -            -     (18,082) (18,082)
                              ------   ------   ---------  ------   ----------  ------    -------     --------    --------  -------
Balance, June 30, 2000             -   $    -   7,277,574  $   73   13,081,500  $  131    $62,637     $   (694)   $(43,858) $18,289
                              ======   ======   =========  ======   ==========  ======    =======     ========    ========  =======


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

In the opinion of the Company's management, the accompanying condensed financial statements contain all adjustments, which were normal and recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and its results of operations for the three and six month periods ended June 30, 2000 and 1999, cash flows for the six month periods ended June 30, 2000 and 1999 and changes in shareholders' equity for the six month period ended June 30, 2000.

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

For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administrative, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $.40 and $.79 million for the three and six months ended June 30, 1999. Allocations of expenses were estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

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

For the three and six months ended June 30, 2000, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $1.3 million and $2.7 million, as shown in the chart below. Accounts payable and accrued expenses on the accompanying balance sheets at December 31, 1999 and June 30, 2000 include amounts due to The Vitamin Shoppe related to these services in the amount of $1.1 million and $ .8 million, respectively.

                                  Three months ended     Six months ended
                                     June 30, 2000        June 30, 2000
                                    (in thousands)        (in thousands)
                                  ------------------     ----------------
     Trademark license                 $   389               $   818
     Co-marketing                          250                   600
     Administrative                        165                   330
     Supply and fulfillment                350                   722
     Merchandising                         120                   260
                                       -------               -------
     Total Expense                     $ 1,274               $ 2,730
                                       =======               =======

All merchandise purchases are made from The Vitamin Shoppe. Such purchases aggregated $5.69 million and $12.00 million for the three and six months ended June 30, 2000. Accounts payable and accrued expenses on the accompanying balance sheet at December 31, 1999 and June 30, 2000 include amounts due to The Vitamin Shoppe related to these merchandise purchases in the amount of $1.5 million and $2.3 million, respectively.

By implementing the intercompany agreements, new charges were created that were not provided for in the historical financial statements prior to July 1, 1999. On a pro forma basis, had the trademark license and the supply and fulfillment agreements been in place for all periods presented, the net loss would have been $5.19 million for the six months ended June 30, 1999. Since July 1, 1999, the charges related to these intercompany agreements are included in the results of operations.

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the three and six months ended June 30, 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the exercise of the stock options and warrants are antidilutive.

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

As of June 30, 2000, the Company has a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $17.5 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, the Company has provided a valuation allowance to offset this deferred tax asset.

Included in the statement of operations for the six months ended June 30, 2000 is an income tax provision of $59,000 for state and local taxes.

4.  Significant Transactions

In January 2000, the president and CEO and the chief marketing officer resigned their positions with the Company. In connection with these resignations, the Company recorded approximately $855,000 of severance expense during the first quarter 2000 representing approximately $620,000 of cash compensation in accordance with their employment agreements, and approximately $235,000 of non-cash compensation due to the accelerated vesting of stock options. Additionally, with respect to forfeited stock options the Company eliminated approximately $1.6 million of unamortized deferred stock based compensation that was previously recorded as additional paid in capital.

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

OVERVIEW

We began development of our online operations in October 1997 and launched our Web site on April 7, 1998. For the period from our inception through the launch of the Web site, our primary activities consisted of:

    o    developing the business model;
    o    developing strategic relationships;
    o    designing and developing our Web site;
    o    recruiting and training employees;
    o    negotiating advertising contracts with several major Web portals; and
    o    developing the VitaminShoppe.com brand.

Since the launch of the Web site, these operating activities have continued. We have also focused on acquiring new customers, building sales momentum, promoting the brand, enhancing the search and transactional features of our Web site, expanding customer service operations, increasing the information content available to our customers and building the infrastructure of the business. In June 2000, we launched our new state of the art Web site to accommodate our rapidly growing customer base. The site offers personalization and customization features and faster access to our 18,000 products and 400 brands.

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

We have incurred net losses of $52.1 million from inception through June 30, 2000. We believe that net losses will continue for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 ("SECOND QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 ("SECOND QUARTER 1999")

Net Sales. Net sales consist of product sales net of allowances for product returns. Revenues are recognized when the related product is shipped. The level of our sales depends on many factors, including:

    o    the number of customers that we are able to attract;
    o    the frequency of customers' purchases;
    o    the quantity and mix of products that customers purchase;
    o    the price that we charge for our products; and
    o    the level of customer returns that we experience.

Net sales for the second quarter 2000 totaled $8.62 million, an increase of $6.23 million or 261 percent from net sales of $2.39 million during the second quarter 1999. Orders increased 83,000 or 259 percent to 115,000 in the second quarter 2000 from 32,000 in the second quarter 1999, more than 34,000 new customers were added, nearly three times the 13,000 in second quarter 1999. We increased our advertising, marketing and promotional expenditures in the second quarter 2000 as compared to the second quarter 1999. In addition, we made enhancements to our Web site to improve navigation and the overall user experience. We believe that both of these factors have contributed to increased net sales. Sales have also increased due to the cumulative growth in our customer base and strong repeat buying patterns.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe") supplies inventory to us on an exclusive basis. Under our supply and fulfillment agreement with The Vitamin Shoppe which began on July 1, 1999, we pay The Vitamin Shoppe an amount equal to 105% of The Vitamin Shoppe's product cost. Prior to that time, inventory was provided to us by The Vitamin Shoppe at 100% of its product cost. As a result, cost of goods sold as a percentage of sales is higher in the second quarter 2000 than in the second quarter 1999.

Cost of goods sold for the second quarter 2000 was $5.60 million or 65 percent of net sales versus $1.17 million or 49 percent of net sales for the second quarter 1999. The increase in cost of sales as a percent of net sales is mainly attributable to increased promotional discounting during the second quarter 2000. In addition, in the second quarter 2000, we sold a lower proportion of higher margin Vitamin Shoppe(R) branded products versus other brands as a percent of total sales. Management believes that as the customer base matures the mix will readjust to a higher proportion of Vitamin Shoppe(R) brand sales. The supply and fulfillment agreements with The Vitamin Shoppe which add 5 percent to product cost and are in effect in second quarter 2000 were not in place in second quarter 1999.

In the future, we may alter our pricing structures and policies to increase our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

    o the cost of our products, including the extent of purchase volume discounts that The Vitamin Shoppe is able to obtain from suppliers;
    o    promotions or special offers that we offer to attract new customers;
    o the mix of The Vitamin Shoppe(R) brand products versus other branded products that our customers purchase; and
    o the mix of products within each brand category that our customers purchase.

Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe which prior to July 1, 1999 were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Under these agreements The Vitamin Shoppe provides warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for fulfillment services an amount equal to 105 percent of The Vitamin Shoppe's actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. While this amount is higher than the actual cost of these services to us as charged under the historical allocation method, we believe that the increase will not have a material effect on our results of operations because our fulfillment costs have historically been less than 4 percent of our net sales. Under the trademark license agreement with The Vitamin Shoppe which provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce, we pay an annual royalty fee equal to $1 million plus an amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product. Prior to July 1, 1999, there was no royalty fee charged by The Vitamin Shoppe.

For the second quarter 2000, marketing and sales expenses decreased as a percentage of net sales but increased by $3.49 million in absolute dollars to $6.03 million or 70 percent of net sales from the second quarter level of $2.54 million or 106 percent of net sales. The increase is largely attributable to our offline media campaign, selling expenses associated with the higher sales level in second quarter 2000 and the addition of intercompany trademark and co-marketing charges. During the second quarter 2000, our contractual Web portal relationships with InteliHealth and Time Inc. terminated. In addition, our presence on AOL Web sites has been discontinued pending resolution of a dispute over performance. We are pursuing a targeted and direct marketing approach with the goal of effectively lowering customer acquisition cost.

Technology Development Expenses. Technology development expenses consist primarily of consulting fees and payroll and related expenses for applications development and information technology personnel, licensing and service agreements, Web site hosting and communications charges and some of the Web site content development and design expenses. For the second quarter 2000 technology development expenses increased by $2.43 million to $2.63 million from $.20 million for the second quarter 1999. As a percentage of second quarter net sales, these expenses were 30 percent in 2000 and 8 percent in 1999. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior Web commerce experience to our customers. We believe that our new Web site which launched in June, its ongoing technology-based enhancements and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, business and content development and administrative personnel, corporate facility expenses, depreciation, professional services expenses, travel, deferred stock-based compensation and other general corporate expenses. For the second quarter 2000, general and administrative expenses decreased as a percent of net sales but increased by $1.71 million in absolute dollars to $2.61 million or 30 percent of net sales from the second quarter level of $.90 million or 38 percent of net sales. This increase was primarily due to the addition of personnel, depreciation, professional fees and other expenses associated with building our infrastructure.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. In the second quarter 1999, interest expense was charged to us at the rate of 8.75 percent on the note due to The Vitamin Shoppe and advances which totaled $123,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company had no interest expense in the second quarter 2000. Interest income has been earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999, and amounted to $302,000 in the second quarter 2000.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $79,000 in the second quarter 2000 as compared to zero in the second quarter 1999.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $5.69 million of merchandise purchases and $1.27 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the second quarter 2000. The intercompany agreements were not in place during the second quarter 1999. During the second quarter 1999, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100% of cost rather than the 105% as provided in the intercompany agreements. Had the intercompany agreements been in place during the second quarter 1999, our net loss would have been increased to $2.94 million.

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

As of June 30, 2000, we had a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $17.5 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, we have provided a valuation allowance to offset this deferred tax asset.

SIX MONTHS ENDED JUNE 30, 2000 ("THE FIRST TWO QUARTERS 2000") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 ("THE FIRST TWO QUARTERS 1999")

Net sales. For the first two quarters ended June 30, 2000, net sales totaled $17.95 million, an increase of $13.65 million or 317 percent from net sales of $4.30 million during the first two quarters 1999. Orders increased 201,000 or 341 percent to 260,000 in the first two quarters 2000 from 59,000 in the first two quarters 1999; 93,000 new customers were added, nearly four times the 25,000 in the first two quarters 1999. We significantly increased our advertising, marketing and promotional expenditures in the first two quarters 2000 as compared to the same period in 1999. In addition, we made enhancements to our Web site to improve navigation and the overall user experience. We believe that both of these factors have contributed to increased net sales. Sales have also increased due to the cumulative growth in our customer base and strong repeat buying patterns.

Cost of Goods Sold. Cost of goods sold for the first two quarters 2000 was $11.52 million or 65 percent of net sales versus $2.10 million or 49 percent of net sales for the first two quarters 1999. The increase in cost of sales as a percent of net sales is mainly attributable to increased promotional discounting during the first two quarters 2000 and the implementation of our supply and fulfillment agreement with The Vitamin Shoppe. In addition, we sold a somewhat lower proportion of higher margin Vitamin Shoppe(R) branded products versus other brands as a percent of total sales in the first two quarters 2000 as compared to the first two quarters 1999.

In the future, we may alter our pricing structures and policies to increase our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

    o the cost of our products, including the extent of purchase volume discounts that The Vitamin Shoppe is able to obtain from suppliers;
    o    promotions or special offers that we offer to attract new customers;
    o the mix of The Vitamin Shoppe(R) brand products versus other branded products that our customers purchase; and
    o the mix of products within each brand category that our customers purchase.

Marketing and Sales Expenses. For the six months ended June 30, 2000, marketing and sales expenses decreased as a percentage of net sales but increased by $10.99 million in absolute dollars to $15.35 million or 86 percent of net sales from the six months ended June 30, 1999 level of $4.37 million or 102 percent of net sales. The increase is largely attributable to our offline marketing campaign, selling expenses associated with higher sales and the intercompany trademark and co-marketing charges. Marketing expenses trended down from first to second quarter 2000.

Technology Development Expenses. For the first two quarters 2000 technology development expenses increased by $3.54 million to $4.25 million from $.7 million for the first two quarters 1999. As a percentage of the first two quarter net sales, these expenses were 24 percent in 2000 and 16 percent in 1999. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior Web commerce experience to our customers. We believe that our new Web site, its ongoing technology-based enhancements and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, business and content development and administrative personnel, severance, corporate facility expenses, depreciation, professional services expenses, travel, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $4.47 million to $5.78 million or 32 percent of net sales for the first two quarters 2000 from $1.32 million or 31 percent of net sales for the first two quarters 1999. This increase was primarily due to the addition of personnel, severance, depreciation, professional fees and other expenses associated with building our infrastructure and the addition of deferred stock-based compensation.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. In the first two quarters 1999, interest expense was charged to us at the rate of 8.75 percent on the note due to The Vitamin Shoppe and advances which totaled $221,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company had no interest expense in the second quarter 2000. Interest income was earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $936,000 in the first two quarters 2000.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $433,000 in the first two quarters 2000 as compared to zero in the first two quarters 1999.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $12.00 million of merchandise purchases and $2.73 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the first two quarters 2000. The intercompany agreements were not in place during the first two quarters 1999. During the first two quarters 1999, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100% of cost rather than the 105% as provided in the intercompany agreements. Had the intercompany agreements been in place during the first two quarters 1999, our net loss would have been increased to $5.19 million.

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

As of December 31, 1999, the Company had $38 million in cash and cash equivalents as compared to $14.5 million at June 30, 2000. During the first and second quarters of 2000, net cash used in operating activities was $10.2 million and $8.9 million, respectively. As of June 30, 2000, we had accounts payable and accrued liabilities of $5.42 million and amounts payable to The Vitamin Shoppe under the intercompany agreements of $3.14 million. At this date, our principal fixed commitment going forward consists of a sublease agreement for our office space aggregating $1.51 million through November 2003.

We expect that cash flows from operating activities will continue to be negative, although losses should decrease from those levels experienced during the first two quarters of 2000. In the second quarter, we have reduced our discretionary advertising expenses to mitigate the impact on our available cash. In addition, our contractual Web portal relationships with InteliHealth and Time, Inc. terminated, and our presence on AOL Web sites has been discontinued pending resolution of a dispute over performance. Once resolved, we expect to continue our presence on AOL and are discussing with them a revised carriage arrangement. We will continue to employ targeted and direct marketing strategies consistent with our approach in second quarter 2000 with a goal of achieving the lowest possible customer acquisition cost. We continue to closely monitor all of our other variable expense categories as well.

Net cash used in investing activities during the first and second quarters of 2000 was approximately $2.6 million and $1.9 million, respectively, principally to fund expenditures for development of our new robust and enhanced Web site which was launched in June 2000. We may delay some further Web site enhancements during the second half of 2000 to mitigate the impact on our available cash. While a reduction in advertising spending or Web site enhancement may negatively impact sales, we believe, as our second quarter 2000 results indicate, that we can generate sufficient sales and cash flow to fund our operations through December 31, 2000. We cannot however, assure you that our expected growth or expenditures will take place as planned.

Based upon our current projection of sales and cash flows, and without additional financing through other sources, we expect our available cash to be depleted in the first quarter 2001. We continue to evaluate our alternatives to increase liquidity through financing or strategic transactions. There can be no assurance that any financing or strategic transaction will be completed or that, if completed, it will be on terms favorable to the Company or its shareholders.

YEAR 2000 COMPLIANCE

We have not experienced any disruptions in our operations associated with issues related to the year 2000. We incurred no costs with respect to the year 2000 issue in the first or second quarters 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe that inflation has not had a material impact on our results of operations since inception for each of our second quarters ended June 30, 1999 and 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of August 1, 2000.

As of August 1, 2000, we have no outstanding long-term debt instruments.

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

The gross proceeds from the offering were $50.0 million. Total expenses that we incurred in connection with the issuance and distribution of the Class A common stock from the date that the offer commenced to June 30, 2000 were $5.0 million. No discounts, commissions or other offering expenses were paid to directors, officers or general partners of VitaminShoppe.com, our associates or persons owning 10% or more of any class of our equity securities. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses and the write-off of prepaid offering costs, the net proceeds of the offering were approximately $45.0 million. Prior to the second quarter 2000 we used approximately $29.4 million of such proceeds for various issues, including capital expenditures, advertising and marketing and the repayment of a note due to The Vitamin Shoppe.

During the first two quarters 2000, we used $3.94 million of the net proceeds for enhancements to our Web site and other capital expenditures, and $8.90 million for advertising and marketing activities. Other than principal and accrued interest paid to our principal stockholder in 1999, none of these payments were made to directors, officers or general partners of the Company or our associates or to persons owning 10% or more of any class of our equity securities. The remainder of the proceeds of the offering has been invested in short-term, investment-grade, interest-bearing obligations and we expect that they will be used for general corporate purposes, including working capital, capital expenditures and advertising and marketing activities. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, product lines or products. We have no current agreements or commitments with respect to such an acquisition. The amounts actually expended by us for such purposes may vary significantly and will depend upon a number of factors, including our future revenue and cash generated by operations. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 22, 2000, the Company held its annual meeting of stockholders, at which there were 85,370,301 votes represented in person or by proxy, which constituted a quorum. At the annual meeting, the following matters were approved by more than the requisite number of stockholders.

All of the persons nominated to become directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

         Nominee                    Votes For                 Votes Withheld
         -------                    ---------                 --------------
         Barbara S. Feigin          85,322,467                47,834
         David S. Gellman           85,322,367                47,934

The remaining directors of the Company are:

         Martin L. Edelman
         M. Anthony Fisher
         Jeffrey J. Horowitz
         Woodson C. Merrell, M.D.
         Stephen P. Murray
         Paul R. Vigano

A proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending December 31, 2000 was approved, with 85,355,370 voted for, 9,656 voted against, 5,275 abstained and 396,273 not voted.

A proposal to approve the VitaminShoppe.com, Inc. Amended and Restated Stock Option Plan for Employees was approved, with 81,544,768 voted for, 125,233 voted against, 7,930 abstained and 4,088,643 not voted.

A proposal to approve the VitaminShoppe.com, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors was approved, with 81,560,241 voted for, 110,240 voted against, 7,450 abstained and 4,088,643 not voted.

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

                                        VITAMINSHOPPE.COM, INC.
                                        (Registrant)


Date:  August 14, 2000                  /s/ Jeffrey J. Horowitz
                                        -----------------------------------
                                        Jeffrey J. Horowitz, President and
                                           Chief Executive Officer

                                        /s/ Ann M. Sardini
                                        -----------------------------------
                                        Ann M. Sardini, Chief Financial Officer,
                                           Treasurer and Secretary