Form 10-Q
period 2000-09-30
VITAMINSHOPPE COM INC
filed 2000-11-14
CIK 1090156

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Number of shares of Common Stock outstanding
as of November 1, 2000:                          Class A common stock 7,277,574
                                                 Class B common stock 13,081,500

INDEX
PART I.  FINANCIAL INFORMATION

ITEM 1:      Financial Statements

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3:      Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

ITEM 2:      Changes in Securities and Use of Proceeds

ITEM 6:      Exhibits and Reports on Form 8-K

Signatures

ITEM 1. FINANCIAL STATEMENTS


                             VITAMINSHOPPE.COM, INC.
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                   December 31,          September 30,
                                                                       1999                    2000
                                                               --------------------   ------------------
                                                                                           (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $ 38,019               $  7,411
Accounts receivable                                                       259                    297
Inventory                                                                  35                     43
Prepaid expenses and other current assets                               4,663                  1,429
                                                                     --------               --------
Total current assets                                                   42,976                  9,180
Property and equipment, net                                             6,184                 10,029
                                                                     --------               --------
Total assets                                                         $ 49,160               $ 19,209
                                                                     ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                             $ 10,587               $  5,356
Due to The Vitamin Shoppe                                               2,635                  2,018
                                                                     --------               --------
Total current liabilities                                              13,222                  7,374
Stockholders' Equity:
Series A convertible preferred stock, $.01 par value,
2,000,000 shares authorized, no shares issued or
outstanding at December 31, 1999 and September 30, 2000                     -                      -
Class A common stock, $.01 par value; 30,000,000 shares
authorized; 7,277,574 shares outstanding at
December 31, 1999 and September 30, 2000                                   73                     73
Class B common stock, $.01 par value; 15,000,000 shares
authorized; 13,081,500 shares outstanding at
December 31, 1999 and September 30, 2000                                  131                    131
Additional paid in capital                                             64,242                 62,637
Deferred stock-based compensation                                      (2,732)                  (615)
Deficit                                                               (25,776)               (50,391)
                                                                     --------               --------
Total stockholders' equity                                             35,938                 11,835
                                                                     --------               --------
Total liabilities and stockholders' equity                           $ 49,160               $ 19,209
                                                                     ========               ========


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                   Three months ended September 30,     Nine months ended September 30,
                                                         1999              2000              1999             2000
                                                  ----------------------------------   ---------------------------------

Net sales                                           $     3,743       $     6,640       $     8,046       $    24,588
Cost of goods sold                                        2,113             3,732             4,217            15,251
                                                    -----------       -----------       -----------       -----------
Gross profit                                              1,630             2,908             3,829             9,337
Operating expenses:
  Marketing and sales expenses                            5,966             5,078            10,333            20,430
  Technology development expenses                           950             1,829             1,669             6,083
  General and administrative expenses                     1,403             2,720             2,720             8,501
                                                    -----------       -----------       -----------       -----------
    Total operating expenses                              8,319             9,627            14,722            35,014
                                                    -----------       -----------       -----------       -----------
Loss from operations                                     (6,689)           (6,719)          (10,893)          (25,677)
Interest expense (income), net                              (81)             (219)              140            (1,155)
                                                    -----------       -----------       -----------       -----------
Loss before income tax provision                         (6,608)           (6,500)          (11,033)          (24,522)
Income tax provision                                          -                33                 -                93
                                                    -----------       -----------       -----------       -----------
Net loss                                            $    (6,608)      $    (6,533)      $   (11,033)      $   (24,615)
                                                    ===========       ===========       ===========       ===========


Basic and diluted net loss per share                $     (0.51)      $     (0.32)      $     (0.84)      $     (1.21)
                                                    ===========       ===========       ===========       ===========

Shares outstanding used to compute pro forma
 basic and diluted net loss per share                13,081,500        20,359,074        13,081,500        20,359,074
                                                    ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For the Nine                  For the Nine
                                                               Months Ended                  Months Ended
                                                            September 30, 1999            September 30, 2000
                                                           -----------------------     -------------------------
                                                                (unaudited)                  (unaudited)
Cash flows from operating activities:
Net Loss                                                         $ (11,033)                    $ (24,615)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                          136                         1,596
Amortization of deferred stock-based compensation                      354                           512
Bonus point promotion/other                                             45                           577

Changes in operating assets and liabilities:
Accounts receivable                                                     35                           (38)
Inventory                                                                -                            (8)
Prepaid expenses and other current assets                           (6,484)                        3,234
Accounts payable and accrued liabilities                             7,311                        (6,425)
                                                                 ---------                     ---------
Net cash used in operating activities                               (9,636)                      (25,167)
                                                                 ---------                     ---------
Cash flows from investing activities:
Capital expenditures                                                (1,673)                       (5,441)
                                                                 ---------                     ---------
Net cash used in investing activities                               (1,673)                       (5,441)
                                                                 ---------                     ---------
Cash flows from financing activities
  Increase in Due to The Vitamin Shoppe                              2,220                             -
  Issuance of common stock                                               1                             -
  Issuance of Series A convertible preferred stock                  23,558                             -
                                                                 ---------                     ---------
Net cash provided by financing activities                           25,779                             -
                                                                 ---------                     ---------
Net inc/(dec) in cash and cash equivalents                          14,470                       (30,608)
Cash and cash equivalents-beginning of period                            -                        38,019
                                                                 ---------                     ---------
Cash and cash equivalents-end of period                          $  14,470                     $   7,411
                                                                 =========                     =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                         $       -                     $       -
                                                                 =========                     =========
Income Taxes                                                     $       -                     $     161
                                                                 =========                     =========


The accompanying notes are an integral part of these financial statements.

                             VITAMINSHOPPE.COM, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                  Series A
                                 Convertible          Class A          Class B
                               Preferred Stock     Common Stock     Common Stock     Additional    Deferred
                               ---------------     ------------     ------------      paid-in    stock-based
                             Shares    Amount    Shares   Amount   Shares   Amount    capital   compensation   Deficit     Total
                             ------    ------    ------   ------   ------   ------    -------   ------------   -------     -----
Balance, December 31, 1999      -     $   -    7,277,574    $ 73  13,081,500  $ 131  $ 64,242     $ (2,732)   $ (25,776)  $ 35,938
Amortization of deferred
  stock-based compensation      -         -            -       -           -      -         -          512           -         512
Elimination of deferred
  stock-based compensation      -         -            -       -           -      -    (1,605)       1,605           -           -
Net loss (1/1/00-9/30/00)       -         -            -       -           -      -         -            -      (24,615)   (24,615)
                             -----    -----    ---------    ----  ----------  -----  --------     --------    ---------   --------
Balance, September 30, 2000     -     $   -    7,277,574    $ 73  13,081,500  $ 131  $ 62,637     $   (615)   $ (50,391)  $ 11,835
                             =====    =====    =========    ====  ==========  =====  ========     ========    =========   ========


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

In the opinion of the Company's management, the accompanying condensed financial statements contain all adjustments, which were normal and recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 and its results of operations for the three and nine month periods ended September 30, 2000 and 1999, cash flows for the nine month periods ended September 30, 2000 and 1999 and changes in shareholders' equity for the nine month period ended September 30, 2000.

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

For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administrative, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $.79 million for the nine months ended September 30, 1999. Allocations of expenses were estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

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

For the three and nine months ended September 30, 2000, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $1.2 million and $4.0 million, as shown in the chart below. Accounts payable and accrued expenses on the accompanying balance sheets at December 31, 1999 and September 30, 2000 include amounts due to The Vitamin Shoppe related to these services in the amount of $1.1 million and $ .7 million, respectively.


                                   Three months ended       Nine months ended
                                   September 30, 2000       September 30, 2000
                                     (in thousands)           (in thousands)
                                   ------------------       -----------------
     Trademark license                   $   367                  $ 1,185
     Co-marketing                            271                      871
     Administrative                          165                      495
     Supply and fulfillment                  310                    1,032
     Merchandising                           120                      380
                                         -------                  -------
     Total Expense                       $ 1,233                  $ 3,963
                                         =======                  =======


All merchandise purchases are made from The Vitamin Shoppe. Such purchases aggregated $3.73 million and $15.25 million for the three and nine months ended September 30, 2000. Accounts payable and accrued expenses on the accompanying balance sheet at December 31, 1999 and September 30, 2000 include amounts due to The Vitamin Shoppe related to these merchandise purchases in the amount of $1.5 million and $1.3 million, respectively.

By implementing the intercompany agreements, new charges were created that were not provided for in the historical financial statements prior to July 1, 1999. On a pro forma basis, had the trademark license and the supply and fulfillment agreements been in place for all periods presented, the net loss would have been $11.8 million for the nine months ended September 30, 1999 instead of $11.03 million. Since July 1, 1999, the charges related to these intercompany agreements are included in the results of operations.

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the three and nine months ended September 30, 2000 and September 30, 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the exercise of the stock options and warrants are antidilutive.

3.    Income Taxes

The Company's operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through September 30, 1999, The Vitamin Shoppe did not allocate to the Company its share of income tax liabilities or benefits attributable to the Company's proportionate share of operating results. Since July 1, 1999, the Company is no longer included in the consolidated income tax return of The Vitamin Shoppe and, therefore, the Company's income tax provisions have been calculated on a separate return basis.

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

As of September 30, 2000, the Company has a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $20.2 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, the Company has provided a valuation allowance to offset this deferred tax asset.

Included in the statement of operations for the nine months ended September 30, 2000 is an income tax provision of $93,000 for state and local taxes.

4.    Significant Transactions

Included in the accompanying Statement of Operations on the general and administrative line the Company recorded approximately $855,000 of severance expense related to the resignation of two executive officers during the first quarter 2000 representing approximately $620,000 of cash compensation in accordance with their employment agreements, and approximately $235,000 of non-cash compensation due to the accelerated vesting of stock options. Additionally, with respect to forfeited stock options the Company eliminated approximately $1.6 million of unamortized deferred stock based compensation that was previously recorded as additional paid in capital.


5.    New Accounting Pronouncements

In July 2000, the Emerging Issues Task Force ("EITF") Issued EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue.

The required implementation date of EITF No. 00-10 for the Company is the fourth quarter of fiscal 2000. The Company will begin to record all amounts billed to customers related to shipping and handling costs in the revenue line and costs related to shipping and handling in the cost of goods sold line as of October 1, 2000 and prior periods will be restated.

Revenue associated with shipping and handling is included in the accompanying Statement of Operations in the marketing and sales line in the amounts of $492,000 and $1.90 million for the three and nine months ended September 30, 2000 and $288,000 and $556,000 for the three and nine months ended September 30, 1999. Costs associated with shipping and handling is included on the accompanying Statement of Operations in the marketing and sales line in the amount of $663,000 and $3.58 million for the three and nine months ended September 30, 2000 and $500,000 and $888,000 for the three and nine months ended September 30, 1999.

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


OVERVIEW

We began development of our online operations in October 1997 and launched our Web site on April 7, 1998. Initially, our primary activities consisted of developing the business model and brand, designing and building the Web site, recruiting and training employees, and negotiating advertising contracts with several major Web portals. As our business developed, we focused on building the infrastructure of our company and expanding customer service operations, and on the design and building of our enhanced, state-of-the-art Web site which launched in June 2000. Throughout, we have concentrated our efforts on creating strategies to acquire new customers, build sales momentum, and promote the brand.

We spent heavily in fourth quarter 1999 on offline advertising and through the first half of 2000 on contractual commitments made for online sponsorship relationships. We found that these methods of advertising, while responsible for bringing us new customers, were not cost effective, and therefore are not sustainable. During the last six months, all of our online sponsorship agreements have been terminated, which will result in greatly reduced online advertising expenditures for the future. We have also suspended plans to launch an offline media campaign, and will rely instead solely on direct to consumer marketing through email or printed materials.

While we believe that curtailing on- and offline advertising will enable us to achieve the lowest possible customer acquisition cost and conserve cash, it is likely that this will continue to have a negative impact on sales, as was the case in the third quarter. However, the gross margin as a percent of net sales was higher in the third quarter 2000 than earlier in the year, the result of generally higher prices from less discounting and fewer price promotions. While sales were lower in the quarter, after taking into account the higher gross margin and the associated savings in variable selling costs, we generated a higher net margin in absolute dollars than in second quarter 2000. In the future we may again alter our pricing structure and policies, depending upon our analysis of internal and external factors.

The mix of marketing expenditures and pricing policies has a significant impact on our sales; we will continue to evaluate this mix especially in light of our current cash situation. The chart below illustrates a comparison of historical and current sales, marketing expenditures, and cumulative customer counts and gross margins by quarter:


                                                                           QUARTER ENDED
                                                   --------------------------------------------------------------
                                                     30-Sep      31-Dec       31-Mar       30-Jun      30-Sep
                                                      1999        1999         2000         2000        2000
                                                   --------------------------------------------------------------

         Net Sales $000                              $3,743      $5,592       $9,333       $8,615      $6,640
         Marketing Expenditures $000 -
            including online sponsorships            $4,965     $15,937       $7,160       $4,497      $3,912

         Cumulative Customers - end of period        66,000     100,000      155,000      189,000     210,000

         Gross Margin %                                 44%         40%          37%          35%         44%
         Gross Margin $000                           $1,630      $2,215       $3,417       $3,012      $2,908


From inception through September 30, 2000, we have incurred net losses of $58.6 million. At September 30, 2000 our cash and cash equivalents totaled $7.41 million. While we believe that net losses will continue for the foreseeable future, we believe that we will reduce the rate of loss in the future through a combination of generating higher margins and lowering expenses in marketing and most other expense categories.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("THIRD QUARTER 2000") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER 1999")

Net Sales. Net sales consist of product sales net of allowances for product returns. Revenues are recognized when the related product is shipped. The level of our sales depends primarily on the number of customers that we are able to attract and how often they purchase, the prices we charge for products, and the mix and quantity of products purchased.

Net sales for the third quarter 2000 of $6.64 million increased $2.90 million or 78 percent from net sales of $3.74 million in the third quarter 1999, mainly due to the cumulative growth in our customer base and repeat buying patterns. Orders increased 35,000 or 66 percent over the third quarter 1999 level to 88,000. During the quarter, 21,000 new customers were added. Sales and new customers declined from the second quarter 2000 levels of $8.62 million and 34,000 new customers. We attribute the decline in sales and deceleration in new customer growth primarily to two factors. As mentioned earlier, most of our online sponsorship agreements, which brought us some of our new customers but at a very high cost per acquisition, concluded in second quarter. In addition, in third quarter 2000 we adopted a pricing strategy of lower discounting and fewer price promotions than earlier in the year while our competitors priced aggressively in some key product categories in the quarter.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. Inventory is supplied to us on an exclusive basis by Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe") at 105% of The Vitamin Shoppe's product cost. For the third quarter 2000, cost of goods sold was $3.73 million or 56 percent of net sales, the same percentage of net sales as third quarter. The pattern of discounting was similar during the two quarters.

The decision to price more conservatively in the third quarter 2000 yielded a gross margin of 44 percent compared to a gross margin of 35 percent in the second quarter 2000, when our discounts were steeper. As a result, while net sales declined $1.98 million from second to third quarter 2000, margin dollars declined at a much lower rate. Further, when taking into account the decrease in other variable selling costs (credit card fees, net shipping expenses, fulfillment), there was no net negative impact to the third quarter.

In the future, we may again alter our pricing structures and policies in keeping with internal strategic decisions. In addition to pricing strategy, our gross margins may fluctuate based on other factors, including:

    o the cost of our products, including the extent of purchase volume discounts that The Vitamin Shoppe obtains from suppliers;

    o   promotions or special offers that we offer to attract new customers;

    o the mix of The Vitamin Shoppe(R) brand products versus other branded products that our customers purchase; and

    o the mix of products within each brand category that our customers purchase.

Marketing and Sales Expenses. Marketing expenses consist primarily of advertising and promotional expenditures including intercompany co-marketing allocations, and the trademark license agreement with The Vitamin Shoppe. Our sales expenses are comprised of the costs of distribution including warehousing, order processing and fulfillment, which are services provided by The Vitamin Shoppe at 105% of their cost, as well as credit card fees, net shipping costs, and equipment and supplies. Marketing and Sales expenses also include payroll and related expenses for personnel engaged in these activities.

Marketing and sales expenses totaled $5.08 million in the third quarter 2000, down approximately $.9 million from both the third quarter 1999 and the second quarter 2000. The decline against both periods is largely the result of lower marketing expenses, including on- and offline media and associated production and agency fees. During the third quarter 2000 we amended our contractual relationship with America On Line, resulting in a shorter more targeted carriage plan which terminated in mid-October 2000. In addition, selling expenses were significantly lower in third quarter 2000 versus second quarter 2000. As a percentage of net sales, marketing and sales expenses totaled 76 percent in the third quarter 2000.

Technology Development Expenses. Technology development expenses consist primarily of consulting costs for outsourcing the Web site's applications development, operations and maintenance, amortization of hardware and software licensing and service agreements, and Web site hosting and communications charges. For the third quarter 2000 technology development expenses increased by $.88 million to $1.83 million from $.95 million for the third quarter 1999. Quarterly expenses increased year over year in all categories reflecting the evolution from the early start-up phase to an established and robust e-commerce website. The investment reflects our commitment to provide a superior Web commerce experience to our customers. We launched our new state-of-the-art Web site in June 2000 and are committed to ongoing technology-based refinements and appropriate support for the site.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, business and content development, customer service and administrative personnel, corporate facilities, depreciation, professional services, and other general corporate expenses. For the third quarter 2000, general and administrative expenses were $2.72 million or 41 percent of sales as compared to $1.40 million or 37 percent of sales in third quarter 1999. This increase was primarily due to depreciation charges associated with our new Web site and the addition of staff consistent with building our infrastructure.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $79,000 in the third quarter 2000 as compared to $84,000 in the third quarter 1999.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. In the third quarter 1999, interest expense was charged to us at the rate of 8.75 percent on the note due to The Vitamin Shoppe and advances which totaled $127,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company had no interest expense in the third quarter 2000. Interest income has been earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999, and amounted to $208,000 in the third quarter 1999 and $219,000 in the third quarter 2000.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. Merchandise purchases made under these agreements increased $1.62 million in the third quarter 2000 to $3.73 million, up from $2.11 million in the third quarter 1999; other expenses under the intercompany agreements with The Vitamin Shoppe increased $.14 million during the third quarter 2000 to $1.23 million, up from $1.09 million in the third quarter 1999.

Income taxes. Our operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe, and accordingly, The Vitamin Shoppe did not allocate to us its share of income tax liabilities or benefits attributable to our proportionate share of operating results. Since July 1, 1999, we are no longer included in the consolidated income tax return of The Vitamin Shoppe and, therefore, our income tax provisions have been calculated on a separate return basis

Since our capitalization on July 1, 1999, when we ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on our ability to demonstrate the likelihood of future profitability.

As of September 30, 2000, we had a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $20.2 million at an effective tax rate of 40 percent. Due to the uncertainty of the realization of this net operating loss carry forward in the future, we have provided a valuation allowance to offset this deferred tax asset.

NINE MONTHS ENDED SEPTEMBER 30, 2000 ("THE FIRST THREE QUARTERS 2000") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 ("THE FIRST THREE QUARTERS 1999")

Net sales. For the first three quarters 2000, net sales totaled $24.59 million, an increase of $16.54 million or 205 percent from net sales of $8.05 million during the first three quarters 1999. Orders in the first three quarters of 2000 totaled 347,000 as compared to 112,000 orders in the comparable period in 1999; 110,000 new customers were added, two and a half times the 45,000 in the first three quarters 1999. We significantly increased our advertising, marketing and promotional focus and expenditures in the first three quarters 2000 (though at a declining spending rate), as compared to the same period in 1999. We believe that these expenditures contributed to the strong growth in our cumulative customer base. That growth and the strong repeat buying patterns of our customers are the main factors in our increased net sales. Average order size has increased slightly to $76 in the first three quarters of 2000 from $72 in the comparable period of 1999, as a result of a larger proportion of repeat buyers in the 2000 period.

Cost of Goods Sold. Cost of goods sold for the first three quarters 2000 was $15.25 million or 62 percent of net sales versus $4.22 million or 52 percent of net sales for the first three quarters 1999. The increase in cost of sales as a percent of net sales is mainly attributable to three factors: our promotional discounts were more aggressive during the first two quarters 2000 versus the first three quarters of 1999; the implementation of our supply and fulfillment agreement with The Vitamin Shoppe increased the cost of inventory to us from 100% to 105% of The Vitamin Shoppe's product cost beginning July 1, 1999; and we sold a somewhat lower proportion of higher margin Vitamin Shoppe(R) branded products versus other brands in the first three quarters 2000 as compared to the first three quarters 1999.

Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe which prior to July 1, 1999 were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Among the services covered under these agreements The Vitamin Shoppe provides warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for these services an amount equal to 105 percent of The Vitamin Shoppe's actual average unit cost (fully-loaded) per package multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. The trademark license agreement with The Vitamin Shoppe provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce; we pay an annual royalty trademark fee of $1 million plus an additional amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product.

Prior to July 1, 1999, warehousing and fulfillment services were allocations based on 100% of best estimates and there was no trademark royalty fee charged by The Vitamin Shoppe. The increase in the warehousing and fulfillment charges to 105% of fully-loaded cost from a 100% allocation and the addition of the trademark fee are partially responsible for higher marketing and sales expenses in the first three quarters of 2000 versus the first three quarters of 1999.

For the nine months ended September 30, 2000, marketing and sales expenses decreased as a percentage of net sales but increased by $10.10 million in absolute dollars to $20.43 million or 83 percent of net sales, up from $10.33 million or 128 percent of net sales for the nine months ended September 30, 1999. The increase in marketing expenses is attributable to our offline advertising efforts, online sponsorship agreements and the addition of charges associated with our intercompany co-marketing and trademark agreements with The Vitamin Shoppe. Marketing expenses trended down from first to third quarter 2000. Selling expenses, largely variable with the higher sales level in the 2000 period, accounted for approximately one third of the increase in sales and marketing expenses. During the period from September 1999 through April 2000, the Company's shipping policy allowed overnight delivery on all packages at no additional cost to the customer above standard delivery as a promotional incentive. The policy was subsequently changed, and the Company began charging a $2.00 premium for overnight delivery. When comparing the two nine month periods, net shipping costs were $1.35 million higher in 2000 versus 1999 with $.5 million of this increase resulting from the free upgrade and the remainder from the increase in sales volume.

Technology Development Expenses. For the first three quarters 2000 technology development expenses increased by $4.41 million to $6.08 million from $1.67 million for the first three quarters 1999. As a percentage of the first three quarters' net sales, these expenses were 25 percent in 2000 and 21 percent in 1999. Technology development expenses in both periods consisted in large part of consulting costs for outsourcing the Web site's applications development, operations and maintenance, as well as some internal staff manpower. These costs peaked in second quarter 2000 while we were simultaneously running our original Web site and completing development and testing of the new site which launched in June 2000. Site hosting, hardware and software licensing and service agreements, and communications charges, which comprise the other major components of technology expense, have increased in the first three quarters 2000 as compared to same period in 1999 consistent with the implementation of a full scale Web commerce business.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, business and content development, customer service and administrative personnel, corporate facility expenses, depreciation, professional services, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $5.78 million to $8.50 million or 35 percent of net sales for the first three quarters 2000 from $2.72 million or 34 percent of net sales for the first three quarters 1999. This increase was primarily due to the addition of personnel, professional fees and other expenses associated with building our infrastructure, certain severance charges, and depreciation, primarily of the new Web site.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $512,000 in the first three quarters 2000 as compared to $354,000 in the first three quarters 1999.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. In the first three quarters 1999, interest expense was charged to us at the rate of 8.75 percent on the note due to The Vitamin Shoppe and other advances which totaled $348,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, the Company had no interest expense in the first three quarters 2000. Interest income was earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $1.18 million in the first three quarters 2000 and $208,000 in the third quarter 1999.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $15.25 million of merchandise purchases and $3.96 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the first three quarters 2000. We incurred a total of $2.11 million of merchandise purchases and $1.09 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the third quarter 1999. The intercompany agreements were not in place during the first two quarters 1999. During the first two quarters 1999, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100% of cost rather than the 105% as provided in the intercompany agreements. Had the intercompany agreements been in place during the first two quarters 1999, our net loss would have been increased to $11.80 million rather than $11.03 million.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our operations have not generated sufficient cash flow to satisfy our current obligations. The Vitamin Shoppe funded these obligations through June 1999. On September 30, 1999, we issued a promissory note to The Vitamin Shoppe for approximately $5.8 million payable upon demand by The Vitamin Shoppe. This amount represented funds advanced to us by The Vitamin Shoppe for operating losses and working capital requirements through September 30, 1999 and was repaid in full in November 1999.

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

As of December 31, 1999, the Company had $38 million in cash and cash equivalents as compared to $7.41 million at September 30, 2000. During the first, second and third quarters of 2000, net cash used in operating activities was $10.2 million, $8.8 million and $6.2 million, respectively. Net cash used in investing activities during the first, second and third quarters of 2000 was approximately $2.6 million, $1.9 million and $.9 million, respectively, principally to fund expenditures for development of our new Web site which was launched in June 2000. As of September 30, 2000, we had accounts payable and accrued liabilities of $5.36 million and amounts payable to The Vitamin Shoppe under the intercompany agreements of $2.02 million. At this date, our principal fixed commitment going forward consists of a sublease agreement for our office space aggregating $1.40 million through November 2003.

We expect that cash flows from operating activities will continue to be negative, although losses should decrease significantly from those levels experienced during the first three quarters of 2000. In the last six months, all of our online sponsorship agreements have terminated, resulting in greatly reduced online advertising expenditures for the future. During third quarter 2000, our presence on AOL Web sites was amended to a shorter more targeted carriage plan which concluded in mid-October. We have also suspended plans to launch an offline media campaign. While we believe that curtailing on- and offline advertising will enable us to achieve the lowest possible customer acquisition cost and conserve cash, we do not know the extent of the sales impact that will result.

In addition to curtailing marketing, we continue to closely monitor all of our other variable expenses to conserve our available cash. We adjusted our staffing downward from the higher levels we maintained during the build-up phase of our business. Further, we outsourced our ongoing Web site operations to Sapient, our partner in the development of our new Web site, rather than staffing a full-service technology department. While this particular part of the restructuring is not expected to decrease expenses, reductions in in-house staffing may enable us to lower administrative, overhead and office space requirements. In total, the Company's staffing level has been reduced, through a combination of restructuring and attrition, from a high of 82 to the current level of 47.

Based upon our current projection of sales and cash flows, our available cash will likely be depleted in the first quarter 2001. We continue to evaluate our situation, in order to increase liquidity, extend cash or otherwise increase shareholder value, including consideration of financings and strategic transactions. There can be no assurance that any financing or strategic transaction will be completed or that, if completed, it will be on terms favorable to the Company or its shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force ("EITF") Issued EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, represent revenues earned for the goods provided and should be classified as revenue.

The required implementation date of EITF No. 00-10 for the Company is the fourth quarter of fiscal 2000. The Company will begin to record all amounts billed to customers related to shipping and handling costs in the revenue line and costs related to shipping and handling in the cost of goods sold line as of October 1, 2000 and prior periods will be restated.

Revenue associated with shipping and handling is included in the accompanying Statement of Operations in the marketing and sales line in the amounts of $492,000 and $1.90 million for the three and nine months ended September 30, 2000 and $288,000 and $556,000 for the three and nine months ended September 30, 1999. Costs associated with shipping and handling is included on the accompanying Statement of Operations in the marketing and sales line in the amount of $663,000 and $3.58 million for the three and nine months ended September 30, 2000 and $500,000 and $888,000 for the three and nine months ended September 30, 1999.

The impact of adopting EITF No. 00-10 would result in a decrease in the historical gross margin as a percentage of net sales and a decrease in marketing and sales expense as a percent of net sales as follows:

                                                             QUARTER ENDED             NINE MONTHS ENDED
                                                       --------------------------   ------------------------
                                                          30-Sep       30-Sep         30-Sep      30-Sep
                                                           1999         2000           1999        2000
                                                       --------------------------   ------------------------
       Gross Margin as Percent of Net Sales -
          Comparison:
          -Current Accounting for Shipping
           Revenue and Expense                             44%          44%            48%         38%

          -EITF No. 00-10 Adoption for
           Shipping Revenue and Expense                    35%          38%            41%         29%

       Marketing and Sales Expenses as Percent of
           Net Sales - Comparison :
          -Current Accounting for Shipping                159%          76%           128%         83%

          -EITF No. 00-10 Adoption for Shipping*          143%          69%           116%         71%


       * For purposes of this calculation, net sales include shipping and handling revenue.


From September 1999 to April 2000, the Company's shipping policy allowed overnight delivery on all packages at no additional cost to the customer above standard delivery. Effective May 1, 2000, the Company began charging a $2.00 per order premium for overnight delivery.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe that inflation has not had a material impact on our results of operations since inception for each of our third quarters ended September 30, 1999 and 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of November 1, 2000.

As of November 1, 2000, we have no outstanding long-term debt instruments.

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

The gross proceeds from the offering were $50.0 million. Total expenses that we incurred in connection with the issuance and distribution of the Class A common stock from the date that the offer commenced to September 30, 2000 were $5.0 million. No discounts, commissions or other offering expenses were paid to directors, officers or general partners of VitaminShoppe.com, our associates or persons owning 10% or more of any class of our equity securities. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses and the write-off of prepaid offering costs, the net proceeds of the offering were approximately $45.0 million. Prior to the third quarter 2000 we used approximately $33.3 million of such proceeds for various issues, including capital expenditures, advertising and marketing and the repayment of a note due to The Vitamin Shoppe.

During the first three quarters 2000, we used $5.44 million of the net proceeds for enhancements to our Web site and other capital expenditures, and $11.78 million for advertising and marketing activities. Other than principal and accrued interest paid to our principal stockholder in 1999, none of these payments were made to directors, officers or general partners of the Company or our associates or to persons owning 10% or more of any class of our equity securities. The remainder of the proceeds of the offering has been invested in short-term, investment-grade, interest-bearing obligations and we expect that it will be used for general corporate purposes, including working capital, capital expenditures and advertising and marketing activities. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, product lines or products. We have no current agreements or commitments with respect to such an acquisition. The amounts actually expended by us for such purposes may vary significantly and will depend upon a number of factors, including our future revenue and cash generated by operations. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K:

        Exhibit 10.1: Work Statement No. 5 to the Master Professional Services Agreement dated as of September 28, 2000 by and between the registrant and Sapient Corporation*

        Exhibit 10.2: Amendment to and Termination of AOL Advertising Insertion Order dated as of August 22, 2000 by and between America Online, Inc. and the registrant*

        Exhibit 27.1: Financial Data Schedule (EDGAR version only)

    (b) Reports on Form 8-K:

        None.


* Confidential treatment has been requested on this document.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VITAMINSHOPPE.COM, INC.
                                      (Registrant)


Date:  November 14, 2000               /s/ Jeffrey J. Horowitz
                                       ----------------------------------------
                                       Jeffrey J. Horowitz, President and
                                             Chief Executive Officer

                                       /s/ Ann M. Sardini
                                       ----------------------------------------
                                       Ann M. Sardini, Chief Financial Officer,
                                              Treasurer and Secretary