Form 10-K
period 2000-12-31
VITAMINSHOPPE COM INC
filed 2001-04-02
CIK 1090156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 0-27499

                             VITAMINSHOPPE.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   22-3659179
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

501 PENHORN AVENUE, SECAUCUS, NEW JERSEY                 07094
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (888) 634-8555

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,483,525. For purposes of this paragraph only, we have deemed our directors, executive officers and 10% or greater shareholders to be affiliates.

As of March 16, 2001, the registrant had outstanding 7,277,574 shares of its Class A common stock and 13,081,500 shares of its Class B common stock.

                                TABLE OF CONTENTS

TABLE OF CONTENTS............................................................ ii

Part I.......................................................................  1
Item 1.  Business............................................................  1
Item 2.  Properties.......................................................... 13
Item 3.  Legal Proceedings................................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Part II...................................................................... 14
Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................ 14
Item 6.  Selected Financial Data............................................. 17
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 28
Item 8.  Financial Statements and Supplementary Data......................... 28
Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure............................................... 29

Part III..................................................................... 29
Item 10. Directors and Executive Officers of the Registrant.................. 29
Item 11. Executive Compensation.............................................. 32
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 40
Item 13. Certain Relationships and Related Transactions...................... 44

Part IV...................................................................... 48
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 48


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

                                     PART I

ITEM 1.  BUSINESS.

VITAMINSHOPPE.COM

VitaminShoppe.com, Inc., a Delaware corporation organized in May 1999, is a leading online source for products and content related to vitamins, nutritional supplements and minerals. Our original www.VitaminShoppe.com Web site, which was launched in April 1998, and our new Web site, which launched in June 2000 replacing the original site, have provided a convenient and informative shopping experience for consumers desiring to purchase products that promote healthy living. We offer an extensive selection of vitamins, nutritional supplements and minerals and a comprehensive line of herbal formulas, homeopathic products, personal care items, body building supplements, healthcare products and books on health and nutrition. We sell our entire line of products at year-round discounts generally ranging from 20% to 40% off suggested retail prices. Our Web site incorporates our own health-related information and offers features from credible third-party sources designed to assist consumers in making informed decisions. In addition, our shopping experience offers customers reliable product delivery and superior customer service.

Until July 1999, we operated as a division of Vitamin Shoppe Industries Inc., a leading retail and catalog source that has done business as The Vitamin Shoppe since it was established in 1977. Based in North Bergen, New Jersey, The Vitamin Shoppe has 89 retail stores throughout the East Coast region and a monthly catalog. The Vitamin Shoppe's catalog operations, including purchasing, design, customer service, warehousing, packaging and shipping, are conducted from its New Jersey offices.

When we assumed the operations of the online business, we entered into intercompany agreements with The Vitamin Shoppe pursuant to which The Vitamin Shoppe agreed to, among other things, perform certain functions to assist our business, including procurement, merchandising, fulfillment, telephone-based customer service and other administrative services. Pursuant to these intercompany agreements, we also (1) license certain intellectual property, including The Vitamin Shoppe logo, name and certain other marks, (2) market each other's lines of distribution, (3) share certain databases and (4) indemnify each other in connection with taxes and the operation of our respective businesses.

Initially, the primary activities of VitaminShoppe.com consisted of refining our business model and brand, designing and building our new Web site, recruiting and training employees and negotiating advertising contracts with several major Web portals. As our business developed, we focused on building the infrastructure of our company and expanding customer service operations, and on the design and building of our enhanced, state-of-the-art Web site which launched in June 2000. Throughout, we have concentrated our efforts on creating strategies to acquire new customers, build sales momentum and promote our brand.

PROPOSED MERGER WITH THE VITAMIN SHOPPE

On January 12, 2001, we entered into an Agreement and Plan of Merger with The Vitamin Shoppe. As a result of the transactions contemplated by the Merger Agreement, we would be merged with and into The Vitamin Shoppe, and the holders of our Class A common stock would receive $1.00 per share in cash. At the effective time of the merger, our separate corporate existence would terminate.

     The merger is subject to certain conditions, including approval of a majority vote of our stockholders. A meeting of our stockholders to vote on the merger has been scheduled for April 11, 2001. The Vitamin Shoppe, which holds 64.3% of common stock and 91.5% of the voting power of VitaminShoppe.com's stock, has agreed to vote in favor of the merger. The Vitamin Shoppe's principal shareholder has committed to provide equity financing for the merger. The merger is not subject to receipt of financing, but does require the consent of The Vitamin Shoppe's lenders. Both parties have the option to terminate the agreement of merger if the merger is not completed by April 12, 2001. If the merger is not completed, we will likely be forced to seek protection under the Federal bankruptcy laws or enter liquidation proceedings.

WEB SITE

We believe that our Web site, which integrates commerce with content and service, offers attractive benefits to consumers, including convenience, ease of use, privacy, broad product selection and relevant product information, customization and personalization.

Features and Capabilities. We emphasize ease of use and efficiency. We provide a wide range of consumers-from the casual to the sophisticated consumer of vitamins, nutritional supplements and minerals-with immediate access to the products and information that will promote an informed purchase. Our Web site features full keyword search functionality and other capabilities that enable customers to search for and select products reliably. Our database includes complete product listings with detailed information about ingredients. A keyword search permits efficient comparisons within or across brands allowing customers to compare the prices of various options and to select those that best meet their personal criteria for price, brand and size. We provide consumers with the ability to shop 24 hours per day, seven days per week, supported by online customer service and a toll-free number.

Online Ordering. We provide customers with the ability to place their orders easily and to gather a variety of items in their online shopping carts for rapid checkout. Customers earn "points" in the Vitamin Shoppe Frequent Buyer Program, its loyalty program, which they may redeem online or in The Vitamin Shoppe's retail stores or catalog operations.

Customer Service. From the customer's initial experience with our Web site through the order process to delivery of the product, we focus on customer satisfaction. Customer service representatives provide timely responses to customer inquiries by e-mail or telephone. These inquiries typically involve questions about products or order status and requests for general support as to use of the Web site. We have added additional capabilities that allow our customers to check the status of orders online and enable us to offer special product promotions that correlate to previous purchases.

Products. Our product selection includes over 18,000 items, representing approximately 400 brands, including The Vitamin Shoppe brand. We offer consumers a broad and deep complement of quality products at competitive prices. Our year-round discounts generally range from 20% to 40% off suggested retail prices. By carrying both national brands and The Vitamin Shoppe brand, we believe that we meet the needs of casual, intermediate and sophisticated consumers of vitamins, nutritional supplements and minerals, as well as both brand-loyal and value-oriented customers. Our products come in various formulations and delivery forms, including tablets, capsules, soft gels(R), liquids and powders. We carry almost every national and popular brand of vitamins, nutritional supplements and minerals, including TwinLabs(R), Nature's Way(R) and Schiff(R), as well as The Vitamin Shoppe brand and less well-known specialty brands. The primary product categories include:

o Vitamins, Nutritional Supplements and Minerals. Vitamins, nutritional supplements and minerals are our largest category. We also feature all major and trace minerals, including calcium, boron, zinc, selenium, chromium, magnesium and potassium. We offer vitamins and minerals alone and in combinations to address the specific lifestyle, age and gender needs of our customers. Our nutritional supplement line includes glucosamine and chondroitin sulfate, coenzyme Q 10, essential fatty acids, carnitine, phosphatidylserine and numerous antioxidants.

o Herbal Products. Popular herbals include St. John's wort, ginkgo biloba, echinacea and kava kava. Herbals may be sold as a single herb, in combinations or as teas.

o Homeopathic Products. These products draw on natural ingredients to aid digestion, blood circulation and ailments like headaches.

o Personal Care Products. We offer natural alternatives to traditional lines of soaps, shampoos, moisturizers, toners, massage oils and other products.

o Books. Our well-balanced selection of books on health and nutrition permit customers to educate themselves about health-related topics.

o Body Building Products. We offer a wide selection of products designed to assist beginner and advanced athletes in achieving higher muscular performance and endurance levels.

o Healthcare Products. We offer over 150 healthcare products and accessories, such as massage products, posture and joint products and magnet therapy products, that complement our diverse product offerings.

Content. We supplement the product information available on our Web site with easy access to information on topics related to health and nutrition from well-respected third-party sources. In our Learning Center, we offer information on health concerns, nutritional supplements, herbal formulas, drug interactions, homeopathic medicine, diets and therapies. The Web site also highlights topics of current interest. Our content is provided by independent third parties; most is currently provided under a license from Health Notes Online, a well-known online and CD-ROM encyclopedia of health and nutrition information.

In addition, our e-commerce Web site, www.VitaminShoppe.com, supports our product listings with factual information, including an ingredient list for every product that we carry. In recognition of the Food and Drug Administration and Federal Trade Commission regulations concerning health claims and labeling, information that could be construed as advisory or prescriptive in nature is accessible only from credible third-party information sources.

We previously had arrangements with third party online information sources. All of these were terminated or expired in the last half of 2000. Under these agreements, we paid advertising fees to the content providers in order to have access to their audience of potential customers who are interested in health and wellness topics.

MERCHANDISING STRATEGY

We carry every significant domestic brand of vitamins, nutritional supplements and minerals, as well as many smaller and less well-known specialty brands. Consistent with The Vitamin Shoppe's successful strategy, we sell most of the suppliers' full product lines. We also offer The Vitamin Shoppe brand products, a premium brand manufactured for The Vitamin Shoppe. The Vitamin Shoppe brand, which provides higher gross margins to us than other brands, constituted 34% of our sales during 2000, as compared to 43% and 47% of our sales during 1999 and 1998, respectively. We sell over 18,000 different items. No single item accounted for more than 2% of our sales during 2000. During 2000, our online sales mix by product category was vitamins, nutritional supplements and minerals (69%), body building (14%), herbals (12%), personal care (3%), homeopathic (1%), books (1%).

We enjoy the economic benefit of The Vitamin Shoppe's relationships with a diverse group of hundreds of vendors, as well as the purchasing economies enjoyed by The Vitamin Shoppe as a result of its size and The Vitamin Shoppe brand products.

ADVERTISING AND MARKETING

We benefit from the direct marketing knowledge and expertise of our management team and, under the administrative services agreement, personnel of The Vitamin Shoppe. During 1999 and into the beginning of 2000, we launched and implemented comprehensive advertising and marketing campaigns to increase awareness of the VitaminShoppe.com brand and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing, and by expanding and strengthening our strategic relationships. By the end of 2000, we had discontinued traditional/media-based advertising campaigns, including television, radio and print, and online sponsorship arrangements, in order to conserve cash. However, we continue certain targeted advertising programs including:

Cross-promotion. Through our co-marketing agreement with The Vitamin Shoppe, we create significant brand awareness through cross-promotion in The Vitamin Shoppe retail and catalog channels. The Vitamin Shoppe has 92 retail stores and also distributes a monthly catalog. In addition, the www.vitaminshoppe.com url is permanently displayed at all retail stores. See "Intercompany Agreements" below for a description of the co-marketing agreement.

Direct Marketing. We apply direct marketing techniques aimed at attracting and retaining quality customers and maintaining a high average order size. Direct marketing programs include e-mail special offers or promotions to targeted audience segments, including our current customers and those prospective customers which are obtained through the rental of mailing lists.

Loyalty Programs. Our intercompany agreements with The Vitamin Shoppe permit our customers to participate in the established Vitamin Shoppe Frequent Buyer Program. We also target special offers and promotions to customer purchasing habits reflected in information that we obtain from The Vitamin Shoppe's and our own transactional histories, and we offer bonus incentives for the introduction of new customers and the placement of repeat orders.

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

We benefit from the existing operations of The Vitamin Shoppe and its economies of scale in purchasing, supplier relationships, inventory management and direct mail fulfillment. We believe that our intercompany agreements with The Vitamin Shoppe have provided some competitive advantages over some of our online competitors, which have enabled us to deliver value to our customers.

We believe that our relationship with The Vitamin Shoppe provides some important benefits:

o purchasing and merchandising expertise, including strong relationships with hundreds of vendors, which enhances our ability to provide a comprehensive selection of products at competitive prices;

o full integration of order processing and product fulfillment through The Vitamin Shoppe's distribution center, which gives us the fulfillment capability to support growth;

o the exclusive right to use The Vitamin Shoppe logo and name in online commerce, which provides the superior brand recognition that we believe is a strong motivating factor for new customers; and

o direct marketing knowledge, including access to information regarding more than 700,000 historical catalog and retail customers of The Vitamin Shoppe, and the ability to conduct cross-marketing, co-promotions and customer acquisition programs with The Vitamin Shoppe.

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

We launched an enhanced Web site, developed in conjunction with Sapient, a leading e-services consultancy, in June 2000. It is dynamic, technologically advanced, redundant and highly flexible with features and functionality which can be regularly updated with the latest technology to accommodate changes in our business environment (including new products and promotions as well as new suppliers and business partners). It integrates our Web content with personalized and customized marketing activities to acquire and retain new customers, while preserving the security and integrity of customer information.

During fall 2000 we outsourced our ongoing Web site operations to Sapient, rather than staffing a full-service technology department.

ORDER PROCESSING AND FULFILLMENT

Processing of our orders is handled by The Vitamin Shoppe's fully integrated systems, which include product sourcing, warehouse management, inventory management, order processing and order fulfillment. Our Web site is fully integrated with The Vitamin Shoppe's warehouse fulfillment system, which monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment. The Vitamin Shoppe processes and fulfills our customer orders through its facilities totaling 72,000 square feet in North Bergen, New Jersey.

Access to The Vitamin Shoppe's order processing and fulfillment systems enables us to retain greater control over the quality, timeliness and cost of fulfilling our product orders than competitors that outsource these services. In addition, the scale of The Vitamin Shoppe's operations enables it to keep a large number of items in stock. During 2000, The Vitamin Shoppe shipped an average of 27,000 packages weekly from its warehouse and distribution centers. The Vitamin Shoppe's efficient operations and high levels of in-stock merchandise enabled us during 1999 to provide same-business-day shipping on approximately 85% of online orders received by 5:00 p.m. Eastern time. In mid 2000, we changed our default shipping policy to standard shipping, and customers now generally receive orders two business days after shipping.

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

Drugstores. This category is dominated by chains, such as Walgreen's, CVS and RiteAid. The national chains are expanding their online presence. CVS acquired soma.com and is expanding its online presence as cvs.com. RiteAid's online presence is provided through drugstore.com. This category typically offers a moderate selection of vitamins, nutritional supplements and minerals, focusing instead on prescriptions and over-the-counter products. Their VSM offerings are often not all-natural products.

Supermarkets and Grocery Stores. This category includes traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods and Wild Oats. Some of these companies entered the online market with a limited offering of vitamins, nutritional supplements and minerals. Whole Foods has created a lifestyle e-commerce site. Online grocery stores, such as Netgrocer.com, also compete against us. This category generally offers an extremely limited selection of vitamins, nutritional supplements and minerals and infrequent discounts.

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

GOVERNMENT REGULATION

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements are subject to regulation by federal agencies. The principal governmental agencies that regulate us include the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Dietary supplements are also regulated by governmental agencies for the states and localities in which we sell our products. Among other matters, the FDA and FTC prohibit product claims that refer to the value of the product in treating or preventing disease or other adverse health conditions. Because the Internet is relatively new, there is limited common law or regulatory guidance that clarifies the manner in which government regulation impacts online sales of dietary supplements. This lack of clarity lends uncertainty to the laws regulating online promotional claims and Web site structure.

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

In January 2000, the FDA released final rules regarding the regulation of claims with respect to dietary supplements that expressly or implicitly claim to diagnose, treat, prevent or cure a disease. Dietary supplement manufacturers, marketers and distributors are allowed to make statements of nutritional support. Under the DSHEA, manufacturers and marketers must notify the FDA of any statements of nutritional support no later than 30 days after the first marketing of a supplement with the statement. Four types of statements of nutritional support are permissible:

o    a benefit related to a classical nutrient deficiency disease;

o the role of a nutrient or dietary ingredient that is intended to affect the structure or function of the body;

o the documented mechanism by which a nutrient or dietary ingredient acts to maintain a bodily structure or function; and

o    general well-being from consuming a nutrient or dietary ingredient.

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

INTELLECTUAL PROPERTY

Under the trademark license agreement, The Vitamin Shoppe has granted us an exclusive license to use The Vitamin Shoppe's trademarks and service marks, including The Vitamin Shoppe logo and the name and mark VitaminShoppe.com, in connection with our marketing and sale of products and services in online commerce. We believe that The Vitamin Shoppe logo and name are currently the only trademarks that are material to the conduct of our business, but we regard all of the licensed trademarks and other proprietary rights as valuable assets. The Vitamin Shoppe logo is a federally registered trademark. Under the trademark license agreement, The Vitamin Shoppe is required to register VitaminShoppe.com as a trademark and to protect its legal rights concerning the licensed trademarks by appropriate legal action. The Vitamin Shoppe relies on common law trademark rights to protect its unregistered trademarks and service marks, such as VitaminShoppe.com and Vitamin Shoppe Frequent Buyer Program. Common law trademark rights do not provide the same level of protection as that afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. With limited exceptions, a United States federal registration enables the registrant to stop unauthorized use by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area in which the unauthorized use is being made. While we believe that The Vitamin Shoppe's approach to protecting its trademarks is reasonable and customary, it may not be adequate to protect the interest in The Vitamin Shoppe trademarks and service marks.

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

INTERCOMPANY AGREEMENTS

In order to obtain the benefits of The Vitamin Shoppe's expertise and infrastructure, we have entered into several intercompany agreements with The Vitamin Shoppe, the material terms of which are summarized here. We have filed these agreements with the Securities and Exchange Commission as exhibits to our registration statement on Form S-1, as amended (File No. 333-83849). These agreements were not negotiated on an arms-length basis; however, management believed that the terms of these agreements were no less favorable to us than could have been obtained from an unaffiliated third party. In general, the intercompany agreements do not have fixed terms, but would terminate upon consummation of the merger.

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

Supply and Fulfillment Agreement. The Vitamin Shoppe supplies substantially all of the products that we sell, for which we pay The Vitamin Shoppe an amount equal to 105% of its product cost. As a result, our success depends on the ability of The Vitamin Shoppe to obtain products from third-party vendors at competitive prices, in sufficient quantities and of acceptable quality. In addition, we pay The Vitamin Shoppe $50,000 per month, subject to annual adjustments on mutually agreeable terms, for purchasing, merchandising, and product development related to the products that The Vitamin Shoppe supplies. We may sell products supplied by The Vitamin Shoppe only in online commerce. The Vitamin Shoppe has the right to prohibit us from selling products not carried by The Vitamin Shoppe that in The Vitamin Shoppe's reasonable judgment are of lower quality than The Vitamin Shoppe brand products or do not comply with applicable government regulations. We must provide The Vitamin Shoppe with either 10 or 60 days prior written notice of our promotions, depending on their breadth and duration, in order to allow The Vitamin Shoppe to adjust the amount of promoted products that it carries in inventory. In general, we may terminate the supply services under the supply and fulfillment agreement upon 180 days prior written notice to The Vitamin Shoppe.

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

Administrative Services Agreement. The Vitamin Shoppe provides general and administrative services to us. The Vitamin Shoppe bills us directly for 100% of the cost of employee benefits, such as medical and dental insurance. We paid The Vitamin Shoppe $55,000 per month for human resources, management information, cash management, finance and accounting services through the end of the term for such services on June 30, 2000. Since that time, we have received human resources and management information services from The Vitamin Shoppe in exchange for a payment of $55,000 per month. This agreement will no longer be necessary upon the merger of Vitamin Shoppe.com with and into The Vitamin Shoppe. Under the administrative services agreement, The Vitamin Shoppe provides our employees with a benefit package that includes medical insurance, dental insurance, life insurance and a contributory 401(k) plan.

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

Intercompany Indemnification Agreement. Under the intercompany indemnification agreement, we are required to indemnify The Vitamin Shoppe for liabilities related to our business after the transfer of the online business to us.

Tax Allocation Agreement. In accordance with our Tax Allocation Agreement with The Vitamin Shoppe, The Vitamin Shoppe is to reimburse us for the use of any tax attributes resulting from the filing of a consolidated or combined tax return. During December 2000, we filed combined New York State and New York City income tax returns with The Vitamin Shoppe for our fiscal year ending December 31, 1999. As a result of VitaminShoppe.com tax losses used by The Vitamin Shoppe for 1999, The Vitamin Shoppe is required to establish a payable to VitaminShoppe.com in an amount equal to $1.1 million. Subject to offset for amounts which may become payable in the future by VitaminShoppe.com to The Vitamin Shoppe under the Tax Allocation Agreement, the payable is due on December 31, 2004. We did not recognize this amount as a tax benefit in our financial statements for the fiscal year ended December 31, 1999, which were included in our Annual Report on Form 10-K, because we had not expected to file combined returns. We have now recognized a note receivable in our financial statements for the fiscal year ended December 31, 2000 in the amount of $1.9 million, which includes the $1.1 million used by The Vitamin Shoppe for the year ended December 31, 1999 and an estimated amount associated with The Vitamin Shoppe's use of VitaminShoppe.com's 2000 tax loss for New York State and New York City.

Sublease Agreement. We have terminated our sublease agreement for our office space of approximately 10,000 square feet at 444 Madison Avenue, Suite 802, New York, New York 10022. The sublease for this space would have expired in November 2003 and provided for a monthly rental of $34,913. We relocated to the offices of The Vitamin Shoppe in Secaucus and North Bergen, New Jersey in January 2001. The square footage of our office space in Secaucus and North Bergen is 1,600 and 1,000 square feet, respectively. The Vitamin Shoppe is not charging us rent for the use of this space.

EMPLOYEES

As of March 16, 2001, we had 37 employees who devote all or substantially all of their time to our business. From time to time, we employ independent contractors to supplement our staff. In addition, many of The Vitamin Shoppe's employees provide services to us. We are not a party to any collective bargaining agreements. Under the administrative services agreement, The Vitamin Shoppe provides our employees with a benefit package that includes medical insurance, dental insurance, life insurance and a contributory 401(k) plan.

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

ITEM 2.  PROPERTIES.

We have terminated our sublease agreement for our office space of approximately 10,000 square feet at 444 Madison Avenue, Suite 802, New York, New York 10022. The sublease for this space would have expired in November 2003 and provided for a monthly rental of $34,913. We relocated to the offices of The Vitamin Shoppe in Secaucus and North Bergen, New Jersey in January 2001. The square footage of our office space in Secaucus and North Bergen is 1,600 and 1,000 square feet, respectively. The Vitamin Shoppe is not charging us rent for the use of this space.

ITEM 3.  LEGAL PROCEEDINGS.

On February 22, 2001, a stockholder of VitaminShoppe.com filed a complaint in the Supreme Court of the State of New York entitled Joseph v. VitaminShoppe.com, et al., Civil Action No. 103884/01. The action asserts claims against VitaminShoppe.com, The Vitamin Shoppe and all of the members of VitaminShoppe.com's board of directors, alleging, among other things, that VitaminShoppe.com and/or The Vitamin Shoppe and the individual defendants breached their fiduciary duties to stockholders, and that some defendants engaged in self-dealing with respect to the merger. The action alleges, among other things, that the consideration to be received by VitaminShoppe.com stockholders in the merger is unfair and inadequate. The action seeks class action certification and injunctive relief against the merger, or, in the alternative, to obtain recission of the merger or damages, and other relief. However, no motion for injunctive relief has been filed. VitaminShoppe.com and The Vitamin Shoppe believe that the action is without merit and intend to defend it vigorously.

Other than the foregoing, we are not a party to any legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

VitaminShoppe.com common stock is listed on the Nasdaq. VitaminShoppe.com's ticker symbol is "VSHP." The following table shows the high and low sale prices for VitaminShoppe.com common stock for each quarterly period to date, in each case as reported on the Nasdaq National Market. VitaminShoppe.com paid no dividends on our capital stock during 1999 or 2000, which were the first two years of our existence. We currently intend to retain any earnings to finance the operations and expansion of our business, and we do not expect to pay any cash dividends on our capital stock in the foreseeable future. Moreover, the agreement of merger prohibits us from paying any dividends. These prices do not include adjustments for commissions or brokerage fees.

                                                         VITAMINSHOPPE.COM
                                                              CLASS A
                                                           COMMON STOCK
                                                   ----------------------------
                                                            MARKET PRICE
                                                   ----------------------------
                                                      HIGH             LOW
1999
     October 8, 1999 through Fourth Quarter.....     $17.19           $8.00
2000
     First Quarter..............................      $9.38           $3.75
     Second Quarter.............................      $3.97           $1.31
     Third Quarter..............................      $1.94           $0.87
     Fourth Quarter.............................      $1.13           $0.25
2001
     First Quarter through March 16, 2001.......      $0.97           $0.72

On December 19, 2000, the last full trading day prior to the public announcement of the proposed merger, the closing price for VitaminShoppe.com common stock was $0.31. On March 16, 2001, the most recent practicable date prior to the printing of this document, the closing price for VitaminShoppe.com common stock was $0.97.

As of March 1, 2001, there were 37 holders of record of our Class A common stock, par value $0.01 per share. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

As of March 1, 2001, there was one record holder of our Class B common stock, par value $0.01 per share. There is no established trading market for the Class B common stock. The Class B common stock is convertible into Class A common stock at any time at the option of the holder and will automatically convert to Class A common stock upon transfer by the holder.

We received notice from Nasdaq that as of February 12, 2001 we would be de-listed for failing to maintain (i) a minimum market value of public float of $5,000,000 and (ii) a minimum bid price of $1.00 over the last 30 consecutive trading days (prior to notice), as required. We requested an oral hearing before the Nasdaq Listing Qualification Panel, which took place on March 23, 2001, to extend the time at which VitaminShoppe.com's Class A common stock would be de-listed from the Nasdaq National Market until the earlier of April 12, 2001 or the closing of VitaminShoppe.com's merger with and into The Vitamin Shoppe. The request for the oral hearing stayed the de-listing of the Class A common stock pending the final determination by the Nasdaq Listing Qualification Panel, which we are awaiting.

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

The gross proceeds from the offering were $50.0 million. No discounts, commissions or other offering expenses were paid to directors, officers or general partners of VitaminShoppe.com, our associates or persons owning 10% or more of any class of our equity securities. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses and the write-off of prepaid offering costs, the net proceeds of the offering were approximately $45.0 million. We used approximately $21.9 million in 1999.

During 2000, we used $5.5 million of the net proceeds for enhancements to our Web site and other capital expenditures and the remainder for advertising and marketing activities and general working capital. Other than principal and accrued interest paid to our principal stockholder, none of these payments were made to directors, officers or general partners of VitaminShoppe.com or our associates or to persons owning 10% or more of any class of our equity securities. The remainder of the proceeds of the offering have been invested in short-term, investment-grade, interest-bearing obligations and we expect that they will be used for general corporate purposes, including working capital, capital expenditures and advertising and marketing activities. Based on our current estimates, we expect our cash to be depleted in April 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Option Grants.

During 2000, we granted options to a total of 79 employees, officers and directors to purchase a total of 689,375 shares of Class A common stock at an average exercise price of $4.05 per share. Such options were granted as follows:

In January 2000, we granted options to six employees to purchase 90,500 shares of Class A common stock at an average exercise price of $8.54 per share.

In February 2000, we granted options to 15 employees to purchase 95,000 shares of Class A common stock at an average exercise price of $5.59 per share.

In March 2000, we granted options to 14 employees to purchase 49,000 shares of Class A common stock at an average exercise price of $3.85 per share.

In April 2000, we granted options to four employees and one director to purchase 71,375 shares of Class A common stock at an average exercise price of $3.45 per share.

In May 2000, we granted options to 22 employees to purchase 322,500 shares of Class A common stock at an average exercise price of $2.98 per share.

In June 2000, we granted options to two employees and two directors to purchase 44,500 shares of Class A common stock at an average exercise price of $1.62 per share.

In July 2000, we granted options to 12 employees to purchase 12,000 shares of Class A common stock at an average exercise price of $1.25 per share.

In October 2000, we granted options to one employee to purchase 4,500 shares of Class A common stock at an average exercise price of $1.13 per share.

In August, September, November and December 2000, no options were granted to any employees or directors.

No underwriters were involved in the foregoing sales of securities.

DIVIDENDS

We paid no dividends on our capital stock during 1999 or 2000, which were the first two years of our existence, and we do not expect to pay any cash dividends on our capital stock in the foreseeable future. The agreement of merger prohibits us from paying any dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

You should read the following selected historical and pro forma financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included herein. Although we were not operating as a separate company until July 1999, the historical financial statements present the operations of The Vitamin Shoppe's online business as if we had been a separate entity since October 1, 1997, the date of inception. The historical statement of operations data presented below for the period from October 1, 1997, the date of inception, to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000, and the historical balance sheet data as of

December 31, 1998, 1999 and 2000, are derived from financial statements of VitaminShoppe.com, Inc. that have been audited by Deloitte & Touche LLP, independent auditors, and are included herein.

The historical financial information includes allocations for supply, fulfillment, promotional, administrative and other expenses incurred by The Vitamin Shoppe for services rendered to us prior to July 1999. While we believe these allocations to be reasonable, they do not necessarily indicate, and it is not practical for us to estimate, the levels of expenses that would have resulted had we been operating as an independent company. We have entered into several intercompany agreements effective as of July 1, 1999 under which The Vitamin Shoppe has licensed its trademarks to us for use on the Internet and provides us with supply, fulfillment, promotional, administrative and other services. These agreements provide some charges that we did not incur in the past. While the intercompany agreements were not negotiated on an arms-length basis, management believed that their terms were no less favorable to us than could have been obtained from unaffiliated third parties. The pro forma statement of operations data give retroactive effect to adjustments resulting from the implementation of the trademark license agreement and the supply and fulfillment agreement with The Vitamin Shoppe. Historical and pro forma results are not necessarily indicative of the operating results for any future period.

                             VITAMINSHOPPE.COM, INC.
                          STATEMENT OF OPERATIONS DATA
                 (In thousands, except share and per share data)

                                     October 1,
                                        1997
                                   (inception) to                 Year Ended December 31,
                                    December 31,
                                        1997             1998             1999              2000
                                   --------------     ----------       ----------        ----------
Net sales                            $        -       $    3,034       $   14,646        $   34,257
Cost of goods sold                            -            1,599            9,480            23,415
                                     ----------       ----------       ----------        ----------
Gross profit                                  -            1,435            5,166            10,842
Operating expenses:
Marketing and sales expenses                  -            3,196           26,701            21,189
Technology development expenses             285              642            3,142             7,951
General and administrative
   expenses                                  64              917            5,425            12,071
                                     ----------       ----------       ----------        ----------
Total operating expenses                    349            4,755           35,268            41,211
                                     ----------       ----------       ----------        ----------
Loss from operations                       (349)          (3,320)         (30,102)          (30,369)
Interest expense (income), net                4              120               (9)           (1,270)
                                     ----------       ----------       ----------        -----------
Loss before income tax provision           (353)          (3,440)         (30,093)          (29,099)
Income tax provision                          -                -              108            (1,828)
                                     ----------       ----------       ----------        -----------
Net loss                             $     (353)      $   (3,440)      $  (30,201)       $  (27,271)
                                     ==========       ==========       ==========        ===========

Basic and diluted net loss per
   share                             $    (0.03)      $    (0.26)      $    (2.05)       $    (1.34)
                                     ==========       ==========       ==========        ===========

Weighted average shares
   outstanding used to compute
   pro forma basic and diluted
   net loss per share                13,081,500       13,081,500       14,756,339        20,359,074
                                     ==========    =============       ==========        ==========


                                                                 December 31,     December 31,      December 31,
                                                                     1998             1999              2000
                                                                 ------------     ------------      ------------
BALANCE SHEET DATA:
(In thousands, except per share data)

Cash and cash equivalents..............................            $      -         $ 38,019          $  4,046
Working capital (deficiency)...........................              (4,278)          29,754            (1,777)
Total assets...........................................                 614           49,160            16,839
Due to The Vitamin Shoppe..............................               3,583            2,635             2,245
Stockholders' equity (deficit).........................              (3,793)          35,938             9,258

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

OVERVIEW

We began development of our online operations in October 1997 and launched our Web site on April 7, 1998. Initially, our primary activities consisted of developing our business model and brand, designing and building our Web site, recruiting and training employees and negotiating advertising contracts with several major Web portals. As our business developed, we focused on building the infrastructure of our company and expanding customer service operations, and on the design and building of our enhanced, state-of-the-art Web site which launched in June 2000. Throughout, we have concentrated our efforts on creating strategies to acquire new customers, build sales momentum and promote our brand.

We spent heavily in fourth quarter 1999 on offline advertising and through the first half of 2000 on contractual commitments for online sponsorship relationships. We found that these methods of advertising, while responsible for bringing us new customers, were not cost effective, and therefore were not sustainable. During the second and third quarters of 2000, all of our online sponsorship agreements were terminated, which resulted in greatly reduced online advertising expenditures. We have also terminated plans to launch an offline media campaign, and are relying instead solely on direct to consumer marketing through email or printed materials.

While we believe that curtailing on- and offline advertising enables us to achieve the lowest possible customer acquisition cost and conserve cash, it is likely that this will continue to have a negative impact on sales, as was the case in the third and fourth quarters 2000. However, the gross margin as a percent of net sales was higher in the second half of 2000 than earlier in the year, the result of generally higher prices from less discounting and fewer price promotions.

As the chart below illustrates by quarter, the mix of these pricing policies coupled with lower marketing expenditures has had a significant impact on our sales and has slowed down customer acquisition, while increasing gross margins.

                                                                       Quarter Ended
                                             --------------------------------------------------------------------
                                             30-Sep      31-Dec       31-Mar      30-Jun      30-Sep      30-Dec
                                              1999        1999         2000        2000        2000        2000
                                             -------     -------      -------     -------     -------     -------
Net Sales $000                               $ 4,031     $ 6,045      $10,094     $ 9,257     $ 7,132     $ 7,774

Cumulative Customers - end of period          66,000     100,000      155,000     189,000     210,000     228,000

Gross Margin %                                   35%         28%          24%         28%         39%         41%
Gross Margin $000                            $ 1,419     $ 1,664      $ 2,368     $ 2,550     $ 2,737     $ 3,187

We continued to accumulate net losses in the fourth quarter of 2000. From inception through December 31, 2000, we have incurred net losses of $61.3 million. As of December 31, 2000, we had $4.0 million in cash and cash equivalents (as compared to $7.4 million at September 30, 2000). Since inception, our operations have not generated sufficient cash flow to satisfy our current obligations. Based on our current estimates, we expect our available cash to be depleted in April 2001. We hope to complete the merger prior to depleting all of our cash, but we cannot assure you that we will be able to do so. If the merger is not completed, we will likely be forced to seek protection under the Federal bankruptcy laws or enter liquidation proceedings.

RESULTS OF OPERATIONS:  2000 COMPARED TO 1999

Net sales. Net sales for 2000 totaled $34.3 million, an increase of $19.7 million or 135 percent from net sales of $14.6 million during 1999. Orders in fiscal year 2000 totaled 433,000 as compared to 198,000 orders in 1999; 132,000 new customers were added, slightly more than one and a half times the 80,000 in 1999. Of the 132,000 new customers added in 2000, 93,000 were added in the first half of the year. Most of our online sponsorship agreements, which brought us some of our new customers, but at a very high cost per acquisition, concluded in second quarter 2000. By the end of 2000, all were concluded. The growth in new customers, although now decelerating, and the repeat buying patterns of our customers are the main factors in our increased net sales year over year. Average order size has increased 7% to $74 in 2000 from $69 in 1999, as a result of a larger proportion of repeat buyers in the 2000 period.

Cost of Goods Sold. Cost of goods sold for 2000 was $23.4 million or 68 percent of net sales versus $9.5 million or 65 percent of net sales for 1999. The increase in cost of sales as a percent of net sales is mainly attributable to two factors: in 2000, we sold a somewhat lower proportion of higher margin Vitamin Shoppe(R) branded products versus other brands as compared to 1999; and, beginning July 1, 1999, the cost of inventory supplied to us by The Vitamin Shoppe increased as a result of the implementation of our supply and fulfillment agreement with The Vitamin Shoppe, from 100% to 105% of The Vitamin Shoppe's product cost.

As of October 1, 2000, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-10, the Company began to record all amounts billed to customers related to shipping and handling costs as net revenue and costs related to shipping and handling as cost of goods sold. Previously these had been recorded net as operating expense in the Marketing and Sales category. All prior periods have been restated for this change. When comparing the two fiscal years, net shipping costs were $1.0 million higher in 2000 versus 1999. The increase was primarily the result of the Company's shipping policy during the period from September 1999 through April 2000. During that period, as a promotional incentive, customers received overnight delivery on all packages at no additional cost above standard delivery. The policy was subsequently changed, and VitaminShoppe.com began charging a $2.00 premium for overnight delivery, which reduced customer demand for this service.

Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures including co-marketing with The Vitamin Shoppe, distribution expenses including order processing and fulfillment charges, the trademark license agreement, and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe which, prior to July 1, 1999, were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Among the services covered under these agreements The Vitamin Shoppe provides warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for these services an amount equal to 105 percent of The Vitamin Shoppe's actual average unit cost (fully-loaded) per package multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. The trademark license agreement with The Vitamin Shoppe provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce; we pay an annual royalty trademark fee of $1 million plus an additional amount based on a percentage of net sales volume of The Vitamin Shoppe(R) branded product.

Prior to July 1, 1999, warehousing and fulfillment services were allocations based on 100% of best estimates and there was no trademark royalty fee charged by The Vitamin Shoppe. The increase in the warehousing and fulfillment charges to 105% of fully-loaded cost from a 100% allocation and the addition of the trademark fee contributed to higher marketing and sales expenses.

Marketing and sales expenses totaled $21.2 million in 2000, down approximately $5.5 million from 1999. As a percentage of net sales, marketing expenses decreased from 182% in 1999 to 62% in 2000. The decrease in marketing expenses is primarily the result of lower on- and offline media and online sponsorship expenses, offset by higher selling expenses associated with the 134% increase we experienced in product sales, and by the addition of the intercompany trademark agreement with The Vitamin Shoppe. Marketing expenses trended down from first to fourth quarter 2000 as we employed more direct marketing approaches and relied less on media advertising. During the second quarter 2000, our contractual Web portal relationships with Intelihealth and Time Inc. terminated. During the third quarter 2000, we amended our contractual relationship with America Online, resulting in a shorter more targeted carriage plan which terminated in mid October 2000.

Technology Development Expenses. For the fiscal year 2000, technology development expenses increased to $8.0 million from $3.1 million for 1999, up $4.9 million. As a percentage of net sales, these expenses were 23 percent in 2000 and 21 percent in 1999. Technology development expenses in both periods consisted in large part of consulting costs for outsourcing the Web site's applications development, operations and maintenance, as well as some internal staff manpower. These costs peaked in second quarter 2000 while we were simultaneously running our original Web site and completing development and testing of the new site which launched in June 2000. Site hosting, hardware and software licensing and service agreements, and communications charges, which comprise the other major components of technology expense, also increased consistent with the implementation of a full scale Web commerce business. In the fourth quarter 2000, after reviewing our options, we made the decision to outsource our technology operations rather than hire a full internal technology team at that time.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, business and content development, customer service and administrative personnel, corporate facility expenses, depreciation, professional services, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $6.7 million to $12.1 million or 35 percent of net sales for 2000 from $5.4 million or 37 percent of net sales for

1999. This increase was primarily due to the addition of personnel consistent with building the business, depreciation, primarily of the new Web site, a full year of facilities expenses, and certain severance charges.

Amortization of stock-based compensation. Amortization of deferred stock-based compensation expense, included in general and administrative expenses, was $591,000 in 2000 as compared to $1.2 million in 1999.

Interest expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe in 1999 and interest income earned on cash and cash equivalents. In the fiscal year 1999, interest expense was charged to us at the rate of 8.75% on the note due to The Vitamin Shoppe and other advances of $348,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, VitaminShoppe.com had no interest expense in 2000. Interest income was earned since the sale of Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $1.3 million in fiscal year 2000 and $425,000 in the third and fourth quarters 1999.

Intercompany agreements. In summary, the intercompany agreements cover rights and obligations regarding trademark licenses, inventory supply and fulfillment, promotional and co-marketing activities, databases and administrative services. We incurred a total of $19.7 million of merchandise purchases and $5.6 million of other expenses under the intercompany agreements with The Vitamin Shoppe during fiscal year 2000. We incurred a total of $5.5 million of merchandise purchases and $2.3 million of other expenses under the intercompany agreements with The Vitamin Shoppe during the third and fourth quarters 1999. The intercompany agreements were not in place during the first two quarters 1999. During the first two quarters 1999, allocations were made by The Vitamin Shoppe for services provided to us. These allocations did not include charges for the trademark license or co-marketing activities. Further, inventory and fulfillment charges were allocated at the rate of 100% of cost rather than the 105% as provided in the intercompany agreements. Had the intercompany agreements been in place during the first two quarters 1999, our net loss for the full year 1999 would have been $31.0 million rather than $30.2 million.

Income taxes. Our operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe and The Vitamin Shoppe did not allocate to us its share of income tax liabilities or benefits attributable to our proportionate share of operating results.

Since our capitalization on July 1, 1999, when we ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on our ability to demonstrate the likelihood of future profitability.

VitaminShoppe.com and The Vitamin Shoppe are parties to a Tax Allocation Agreement. During December 2000, we filed combined New York State and New York City income tax returns with The Vitamin Shoppe for our fiscal year ending December 31, 1999. As a result of VitaminShoppe.com tax losses used by The Vitamin Shoppe for 1999, The Vitamin Shoppe was required to establish a payable to VitaminShoppe.com in an amount equal to $1.1 million. Subject to offset for any future amounts which may become payable by VitaminShoppe.com to The Vitamin Shoppe under the Tax Allocation Agreement, the payable is due on December 31, 2004. We did not recognize this amount as a tax benefit in our financial statements for the fiscal year ended December 31, 1999, which were included in our Annual Report on Form 10-K, because we had not expected to file combined returns. We have recognized a note receivable in our financial statements for fiscal year 2000 in the amount of $1.9 million, which includes the $1.1 million used by The Vitamin Shoppe for the year ended December 31, 1999 and an estimated amount associated with The Vitamin Shoppe's use of VitaminShoppe.com's 2000 tax losses for New York State and New York City.

As of December 31, 2000, we had a net operating loss carry forward that, if utilized, provides a future tax benefit of approximately $19.8 million. Due to the uncertainty of the realization of this net operating loss carry forward in the future, we have provided a valuation allowance to offset this deferred tax asset.

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

Net sales for 1999 totaled $14.7 million, an increase of $11.7 million or 390% from net sales of $3.0 million for the nine-month period beginning April 1, 1998 (the date on which we launched our Web site). We have made enhancements to our Web site to improve navigation and the overall user experience, and we have significantly increased our advertising, marketing and promotional expenditures in 1999. We believe these factors have contributed to growth in our customer base and continuation of a favorable pattern of repeat buying.

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

o the mix of The Vitamin Shoppe brand products versus other branded products that our customers purchase; and

o    the mix of products within each brand category that our customers purchase.

Cost of goods sold for 1999 was $9.5 million, or 65% of net sales, versus $1.6 million, or 53% of net sales for the nine-month period beginning April 1, 1998 (the date on which we launched our Web site). The increase in cost of sales as a percent of net sales is attributable to the implementation of our supply and fulfillment agreement with The Vitamin Shoppe, the offering of promotional discount coupons to customers during 1999 and the sales of a lower proportion of The Vitamin Shoppe (R) branded products versus other brands as a percent of total sales in 1999 as compared to 1998. The Vitamin Shoppe brand products carry a higher gross margin than other brands.

Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, merchandising, customer service, distribution expenses, including order processing and fulfillment charges, net shipping costs, equipment and supplies and payroll and related expenses for personnel engaged in these activities. Some of these expenses represent charges for services provided by The Vitamin Shoppe. Prior to July 1999, these charges were in the form of allocations based on The Vitamin Shoppe's best estimate of actual expenses. As of July 1, 1999 various intercompany agreements were put in place to cover these expenses. Under these agreements The Vitamin Shoppe will continue to provide warehousing and fulfillment services for customer orders on an exclusive basis. We pay The Vitamin Shoppe for fulfillment services an amount equal to 105% of The Vitamin Shoppe's actual average unit cost per package, multiplied by the number of packages shipped to our customers, plus actual shipping costs that we do not pay directly. While this amount is higher than the 100% cost of these services to us under the historical allocation method, we believe that the increase will not have a material effect on our results of operations because our fulfillment costs have historically been less than 2% of our net sales. Under the trademark license agreement with The Vitamin Shoppe which provides us with the exclusive right to use The Vitamin Shoppe's trademarks, including the logo and name, in connection with the marketing and sale of products and services in online commerce, we pay an annual royalty fee equal to $1 million plus an amount based on a percentage of net sales volume of The Vitamin Shoppe (R) branded product. Prior to July 1, 1999, there was no royalty fee charged by The Vitamin Shoppe.

Marketing and sales expenses increased by $23.5 million to $26.7 million in 1999, or 182% of net sales, from $3.2 million in 1998, or 105% of net sales. The increase is largely attributable to the implementation of our significant multi-media marketing campaign which began late in third quarter 1999 and continued through fourth quarter 1999. In addition, we have added to our roster of strategic relationships with web portals and health-oriented channels. Subsequent to the third quarter 1998, agreements with Yahoo! (November 1998), drkoop.com (March 1999), OnHealth (March 1999), InteliHealth (April 1999) and America Online (October 1999) have been added to the existing list which included Ask Dr. Weil (April 1998). We expect marketing and sales expenses to vary considerably from quarter to quarter during future periods depending on the timing of advertising campaigns, but do not expect quarterly spending in 2000 to continue at the same rate as the fourth quarter of 1999. In addition, we expect marketing and sales expenses to remain high as a percentage of sales, but lower as a percentage of sales than we experienced in 1999.

Technology Development Expenses. Technology development expenses consist primarily of consulting fees and payroll and related expenses for applications development and information technology personnel, licensing and service agreements, Web site hosting and communications charges, and Web site content development and design expenses. Technology development expenses increased by $2.5 million to $3.1 million for 1999 from $0.6 million for 1998. As a percentage of net sales, these expenses were 21% in 1999 and 21% in 1998. Expenses increased in the areas of technology development personnel and use of third-party service providers, consultants and contract labor. The increase in expense and in our overall investment in technology reflects our commitment to providing a superior web commerce experience to our customers. We believe strongly that our new Web site, its ongoing technology-based enhancements and the infrastructure supporting the site will contribute significantly to customer satisfaction and retention. Continued investment is therefore anticipated, to provide improvements to the capabilities of the site and to expand the infrastructure necessary to support it. We also expect to continue to invest in the development of in-house expertise necessary to effectively manage the technology of our business. In 1999, we successfully recruited a highly experienced Chief Technology Officer and a Director of Technology Operations, as well as several other technology professionals.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel, deferred stock-based compensation and other general corporate expenses. General and administrative expenses increased by $4.5 million to $5.4 million, or 37% of net sales, for 1999 from $0.9 million, or 30% of net sales, for 1998. This increase was primarily due to the addition of personnel, professional fees and other expenses associated with building our infrastructure and the addition of deferred stock-based compensation. As we continue this building process, we expect that general and administrative expenses will continue to increase during future periods.

Interest Expense (income), net. Interest expense (income), net consists of interest charges allocated from The Vitamin Shoppe and interest income earned on cash and cash equivalents. Interest expense was charged on the note due to The Vitamin Shoppe and advances to us at the rate of 8.75% per annum which totaled $416,000 in 1999 as compared to $120,000 in 1998. Interest income has been earned since the sale of our Series A convertible preferred stock on July 27, 1999 and our initial public offering on October 8, 1999 and amounted to $425,000. Since the note due to The Vitamin Shoppe was repaid in November 1999, VitaminShoppe.com no longer anticipates interest expense unless we incur future borrowings.

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

During December 2000, we filed combined New York State and New York City income tax returns with The Vitamin Shoppe for our fiscal year ending December 31, 1999. As a result of VitaminShoppe.com tax losses used by The Vitamin Shoppe for 1999, The Vitamin Shoppe is required to establish a payable to VitaminShoppe.com in an amount equal to $1.1 million. Subject to offset for amounts which may become payable in the future by VitaminShoppe.com to The Vitamin Shoppe under the Tax Allocation Agreement, the payable is due on December 31, 2004. We did not recognize this amount as a tax benefit in our financial statements for the fiscal year ended December 31, 1999, which were included in our Annual Report on Form 10-K, because we had not expected to file combined returns. We have recognized a note receivable in our financial statements for fiscal year 2000 in the amount of $1.1 million.

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

We had cash and cash equivalents of $38.0 million at December 31, 1999 and $4.0 million at December 31, 2000. During the first, second, third and fourth quarters of 2000, net cash used in operating activities was $10.2 million, $8.8 million, $6.2 million and $3.4 million, respectively. Net cash used in investing activities during the first, second, third and fourth quarters of 2000 was approximately $2.6 million, $1.9 million, $.9 million and $0.0 million, respectively, principally to fund expenditures for development of our new Web site which was launched in June 2000. As of December 31, 2000, we had accounts payable and accrued liabilities of $5.3 million and amounts payable to The Vitamin Shoppe under the intercompany agreements of $2.3 million. At December 31, 2000, our principal fixed commitment consisted of a sublease agreement for our office space aggregating $1.40 million through November 2003. In November 2000, we began negotiations to terminate this lease, and, during January 2001, we terminated and relocated to the offices of The Vitamin Shoppe in Secaucus and North Bergen, New Jersey.

We expect that cash flows from operating activities will continue to be negative, although fourth quarter 2000 losses have decreased from those levels experienced during the first three quarters of 2000. During the second and third quarters of 2000, all of our online sponsorship agreements terminated, resulting in greatly reduced online advertising expenditures for the future. During third quarter 2000, our presence on AOL Web sites was amended to a shorter more targeted carriage plan which concluded in mid-October. We have also suspended plans to launch an offline media campaign. While we believe that curtailing on-and offline advertising will enable us to achieve the lowest possible customer acquisition cost and conserve cash, sales have also been negatively impacted by these changes.

In addition to curtailing marketing, we adjusted our staffing downward from the higher levels we maintained during the build-up phase of our business. In total, VitaminShoppe.com's staffing level has been reduced, through a combination of restructuring and attrition, from a high of 82 to the current level of 37.

In accordance with our Tax Allocation Agreement with The Vitamin Shoppe, The Vitamin Shoppe is to reimburse us for the use of any tax attributes resulting from the filing of a consolidated or combined tax return. During December 2000, we filed combined New York State and New York City income tax returns with The Vitamin Shoppe for our fiscal year ending December 31, 1999. As a result of VitaminShoppe.com tax losses used by The Vitamin Shoppe for 1999, The Vitamin Shoppe is required to establish a payable to VitaminShoppe.com in an amount equal to $1.1 million. Subject to offset for amounts which may become payable in the future by VitaminShoppe.com to The Vitamin Shoppe under the Tax Allocation Agreement, the payable is due on December 31, 2004. We did not recognize this amount as a tax benefit in our financial statements for the fiscal year ended December 31, 1999, which were included in our Annual Report on Form 10-K, because we had not expected to file combined returns. We have recognized a note receivable in our financial statements for fiscal year 2000 in the amount of $1.9 million, which includes the $1.1 million used by The Vitamin Shoppe for the year ended December 31, 1999 and an estimated amount associated with The Vitamin Shoppe's use of the VitaminShoppe.com's tax losses for New York State and New York City in 2000.

We continued to accumulate net losses in the fourth quarter of 2000. As of December 31, 2000, we had $4.0 million in cash and cash equivalents (as compared to $7.4 million at September 30, 2000). Based on our current estimates, we expect our cash to be depleted in April 2001. We hope to complete the merger prior to depleting all of our cash, but we cannot assure you that we will be able to do so. If the merger is not completed, we will likely be forced to seek protection under the Federal bankruptcy laws or enter liquidation proceedings.

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

In July 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, represent revenues earned for the goods provided and should be classified as revenue.

The required implementation date of EITF Issue No. 00-10 for VitaminShoppe.com was the fourth quarter of fiscal year 2000. VitaminShoppe.com has recorded all amounts billed to customers related to shipping and handling costs as net sales and costs related to shipping and handling as cost of goods sold as of October 1, 2000 and has restated prior periods. Previously the shipping and handling amounts billed to customers and the costs related to shipping and handling had been recorded net as operating expense in the Marketing and Sales category.

From September 1999 to April 2000, VitaminShoppe.com's shipping policy allowed overnight delivery on all packages at no additional cost to the customer above standard delivery. Effective May 1, 2000, VitaminShoppe.com began charging a $2.00 per order premium for overnight delivery.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe that inflation has not had a material impact on our results of operations since inception for each of our fiscal years ended December 31, 1998, 1999 and 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of March 16, 2001.

As of March 16, 2001, we have no outstanding long-term debt instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

Our board of directors is divided into three classes with staggered three-year terms. There are currently two Class I Directors, three Class II Directors and three Class III Directors. This table contains information about each of the Class I, Class II and Class III Directors. For information about the ownership of Class A common stock by our directors, see "How Much Class A Common Stock Do Directors and Officers Own?"

----------------------------------------------------------------------------------------------------------------------
NAME, AGE, PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE AND DIRECTORSHIPS               DIRECTOR SINCE      TERM EXPIRES
----------------------------------------------------------------------------------------------------------------------
M. Anthony Fisher, age 50                                                                 May 1999        Class III
                                                                                                           Director
     Chairman of the Board of Directors of VitaminShoppe.com since January 17,                               2002
     2000 and a director since its incorporation. Compensation committee chairman since October 1999 and finance committee member since January
     2000. Partner in Fisher Brothers, a real estate development firm, since
     1981 and senior managing director in FdG Associates, a private equity firm, since 1995. Also a director of Sunpark, Inc. and Vitamin Shoppe Industries
     Inc.

----------------------------------------------------------------------------------------------------------------------
Jeffrey J. Horowitz, age 53                                                               May 1999        Class III
     President and chief executive officer of VitaminShoppe.com since January                              Director
     2000. Chairman of the Board of Directors of VitaminShoppe.com from June 1999                            2002
     to January 17, 2000. President and chief executive officer of Vitamin
     Shoppe Industries Inc. from 1977 to January 2000. Also a director of
     Vitamin Shoppe Industries Inc.

----------------------------------------------------------------------------------------------------------------------
Barbara S. Feigin, age 63                                                              September 1999      Class I
     Audit committee member since September 1999. Independent consultant                                   Director
     specializing in strategic marketing and branding since 1999. From 1983 until                           2003
     her retirement in 1999, Executive Vice President and Worldwide Director of
     Strategic Services of Grey Advertising, Inc., an advertising and marketing communications firm. Also a director of Circuit City Stores, Inc., VF
     Corporation and a privately held company. Ms. Feigin is a member of the special committee.
----------------------------------------------------------------------------------------------------------------------
David S. Gellman, age 43                                                                  May 1999         Class I
     Audit committee member since October 1999 and finance committee member since                          Director
     January 2000. Managing director of FdG Associates, a private equity fund,                              2003
     since 1995. From 1988 to 1995, an investment professional with AEA Investors
     Inc., a private equity firm, with responsibility for identifying, executing and/or managing private equity investments. Also a director of Golf Galaxy,
     Inc. and Vitamin Shoppe Industries Inc.
----------------------------------------------------------------------------------------------------------------------
Martin L. Edelman, age 59                                                                 May 1999         Class II
     Of counsel to Paul, Hastings, Janofsky & Walker LLP, a law firm, since 2000.                          Director
     Of counsel to Battle Fowler, LLP, a law firm, from 1994 to 1999, after having                           2001
     been a partner from 1972 to 1993. President of Chartwell Leisure Associates from 1996 to 1998, Partner of Chartwell Hotels Associates since 1992,
     Director and Member of Executive Committee of Chartwell de Mexico. Also a
     director of Acadia Realty Trust, Avis Rent-A-Car, Inc., Capital Trust,
     Cendant Corporation and Delancey Estates PLC, as well as several privately held companies. As a member of the board of directors of Cendant



----------------------------------------------------------------------------------------------------------------------
NAME, AGE, PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE AND DIRECTORSHIPS               DIRECTOR SINCE      TERM EXPIRES
----------------------------------------------------------------------------------------------------------------------
     Corporation, named as a defendant in various actions, including two class actions, asserting claims under federal and state securities laws and state common law against Cendant and certain of its present and former officers and directors, and named as a defendant in a derivative action brought nominally on behalf of Cendant asserting claims for breach of fiduciary duty and waste. Certain of these actions, including both of the class actions, have been settled, although the settlement of one class action remains subject to court approval.
----------------------------------------------------------------------------------------------------------------------
Woodson C. Merrell, M.D., age 52                                                        August 1999       Class III
     Executive director of Beth Israel Center for Health and Healing, a division                          Director
     of Continuum Health Partners, a consortium of four hospitals, since 1993.                              2002
     Also maintains an active private medical practice and is a frequent lecturer on health and wellness topics. Mr. Merrell is a member of the special committee.
----------------------------------------------------------------------------------------------------------------------
Stephen P. Murray, age 38                                                                June 1999         Class II
     Audit committee chairman since September 1999, compensation committee member                          Director
     since October 1999 and finance committee member since January 2000. An                                  2001
     investment professional at JP Morgan Partners and its predecessor organization, a private equity firm, since 1988. Also a director of
     Advantage Schools, Cornerstone Brands, LPA Holdings Inc., Premier Systems
     Integrators, Eduprise Corporation, Home Advisors Technologies Incorporated,
     USA.net and Vitamin Shoppe Industries Inc.
----------------------------------------------------------------------------------------------------------------------
Paul R. Vigano, age 28                                                                   April 2000        Class II
     Audit, compensation and finance committee member since April 2000. A                                  Director
     principal of Whitney & Co., Mr. Vigano has been an investment professional at                           2001
     Whitney & Co. since 1998. An investment banker at Goldman, Sachs & Co. from
     1994 to 1996. Also a director of several privately held companies. Mr. Vigano is a member of the special committee.
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDER AGREEMENT; J.H. WHITNEY REPRESENTATIVE ON BOARD OF DIRECTORS

In July 1999, we entered into a stockholder agreement with all of our then existing stockholders, including The Vitamin Shoppe, J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. (the "Whitney Affiliates"), in connection with the sale of our Series A convertible preferred stock. The agreement provides that the parties will undertake to cause to be nominated and elected as a member of our board of directors one individual designated by both of the Whitney Affiliates. The ability to designate a director ends when the Whitney Affiliates no longer collectively own at least 50% of the shares of Class A common stock issued to them upon the conversion of their Series A convertible preferred stock. The Whitney Affiliates may designate for removal their representative on the board of directors and may designate for election an individual to fill the new vacancy. The parties to the agreement will undertake to remove the old director and elect the new director as requested by the Whitney Affiliates.

EXECUTIVE OFFICERS
NAME                        AGE             POSITION WITH VITAMINSHOPPE.COM

Jeffrey J. Horowitz         53              President and Chief Executive Officer

Ann M. Sardini              51              Chief Financial Officer, Secretary and Treasurer

Joel Gurzinsky              45              Vice President-Operations

Lesli Rodgers               51              Vice President-Customer Acquisition and Retention

Biographical information about Mr. Horowitz is set forth in Item 10 "Directors and Executive Officers of the Registrant-Board of Directors."

Ann M. Sardini has been the chief financial officer, secretary and treasurer of VitaminShoppe.com since October 1999. From 1995 to 1999, Ms. Sardini was executive vice president and chief financial officer of Children's Television Workshop, a multimedia company that produces Sesame Street. From 1993 to 1995, she was chief financial officer and vice president-finance and operations for Q2, an interactive consumer marketing and technology division of retailer QVC, Inc.

Joel Gurzinsky has been vice president-operations of VitaminShoppe.com since July 1999. Mr. Gurzinsky joined Vitamin Shoppe Industries in 1979 and has served in a variety of positions, including retail store management, purchasing, direct marketing management and distribution management. Before transferring to VitaminShoppe.com, he was vice president-online operations for The Vitamin Shoppe.

Lesli Rodgers was vice president-customer acquisition and retention of VitaminShoppe.com from March 2000 through December 2000. From 1990 to March 2000, Ms. Rodgers was president and chief executive officer of LR Direct Ltd., a direct marketing consulting and list brokerage firm and an affiliate of Ms. Rodgers. As of January 2001, Ms. Rodgers is employed by The Vitamin Shoppe as vice president-database marketing and analysis.

Kathryn H. Creech was president and chief executive officer and a director of VitaminShoppe.com from June 1999 to January 2000. She is 49 years old.

Philip H. Teplitzky was chief technology officer of VitaminShoppe.com from July 1999 to August 2000. He is 51 years old.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our insiders-directors, executive officers and holders of 10% or more of our Class A common stock-file reports with the Securities and Exchange Commission regarding their initial beneficial ownership of Class A common stock and any subsequent changes. They must also provide us with copies of the reports.

We understand that Lesli Rodgers was required to file Forms 3, 4 and 5 during calendar year 2000 and such forms were filed after their respective due dates.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS COMPENSATION

SUMMARY COMPENSATION TABLE

Because VitaminShoppe.com was not incorporated until May 1999, none of its officers or employees received compensation, whether paid, deferred or accrued, in excess of $100,000 during the year ended December 31, 1998 for services rendered to VitaminShoppe.com, and VitaminShoppe.com granted no options to purchase shares of its capital stock during 1998. The tables on the next pages show salaries, bonuses and other compensation paid during 1999 and 2000, options granted during 1999 and 2000, options exercised during 1999 and 2000 and option values at the end of 1999 and 2000 for our former chief executive officer and the most highly compensated executive officers who earned more than $100,000 during 1999 and 2000. All of these officers were employed by us for less than a full year during 1999. Our current chief executive officer received no compensation from VitaminShoppe.com during 1999.

------------------------------------------------------------------------------------------------------------------------------
                                                                                       LONG-TERM
NAME AND PRINCIPAL POSITION                                 ANNUAL COMPENSATION        COMPENSATION AWARDS
------------------------------------------------------------------------------------------------------------------------------
                                           FISCAL
                                            YEAR                                         CLASS A SHARES         ALL OTHER
                                           COVERED          SALARY           BONUS     UNDERLYING OPTIONS     COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
Jeffrey J. Horowitz, President and           2000          $271,154            -                -                     -
Chief Executive Officer
                                             ---------------------------------------------------------------------------------
                                             1999                 -            -                -                     -
------------------------------------------------------------------------------------------------------------------------------
Kathryn H. Creech, former President and      2000            $3,865            -                -              $375,000(1)
Chief Executive Officer
                                             ---------------------------------------------------------------------------------
                                             1999           $55,876            -             815,343            $58,300(2)
------------------------------------------------------------------------------------------------------------------------------
Joel Gurzinsky, Vice President               2000          $184,086            -             25,000                   -
Operations
                                             ---------------------------------------------------------------------------------
                                             1999           $75,644            -             52,300                   -
------------------------------------------------------------------------------------------------------------------------------
Ann M. Sardini, Chief Financial              2000          $263,922            -             100,000            $25,000(3)
Officer, Secretary and Treasurer
                                             ---------------------------------------------------------------------------------
                                             1999           $73,115            -             200,000                  -
------------------------------------------------------------------------------------------------------------------------------
Lesli Rodgers, former Vice President         2000          $154,153            -             25,000                   -
Customer Acquisition and Retention
                                             ---------------------------------------------------------------------------------
                                             1999                 -            -                -                     -
------------------------------------------------------------------------------------------------------------------------------
Philip H. Teplitzky, former Chief            2000          $155,115            -                -                     -
Technology Officer
                                             ---------------------------------------------------------------------------------
                                             1999          $112,600            -             180,000                  -
------------------------------------------------------------------------------------------------------------------------------
Eliot D. Russman, former Chief               2000           $12,371            -                -              $107,801(4)
Marketing Officer
                                             ---------------------------------------------------------------------------------
                                             1999          $125,039            -             176,600                  -
------------------------------------------------------------------------------------------------------------------------------

(1) Represents payments under a separation agreement in lieu of the payments that would have been made to Ms. Creech pursuant to her employment agreement.
(2) Represents payments under a consulting agreement for periods prior to Ms. Creech's employment as our president and chief executive officer.
(3) Represents an employee incentive "stay" bonus to retain Ms. Sardini's employment.
(4) Represents payments under a separation agreement in lieu of the payments that would have been made to Mr. Russman pursuant to his offer letter.

OPTION GRANTS IN 2000

The following table shows certain required information with respect to options granted to our executive officers during fiscal year 2000. During 2000 we granted options to purchase 689,375 shares of Class A common stock. The option grants were made to 73 employees, three executive officers and three directors. All grants to purchase options were granted at 100% of the fair market value of our Class A common stock on the date that the option was granted. The exercise price may be paid in cash or other property acceptable to the compensation committee or in shares of Class A common stock.

During fiscal year 2000, VitaminShoppe.com amortized $591,000 of deferred stock-based compensation. The remaining deferred stock-based compensation is being amortized over the vesting period of the underlying options. Due to the resignations of three officers and other employees during 2000, we eliminated approximately $1.8 million of unamortized deferred stock-based compensation from additional paid-in capital where it was previously recorded.

The dollar amounts under "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" are the result of calculations at the 0%, 5% and 10% appreciation rates established by the Securities and Exchange Commission. These values are not intended to forecast possible future increases, if any, in the price of our Class A common stock. No gain to the holders of options is possible without an increase in the price of our Class A common stock, which will benefit all stockholders.

------------------------------------------------------------------------------------------------------------------------------
NAME                                           INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF STOCK PRICE
                                                                                             APPRECIATION FOR OPTION TERM
------------------------------------------------------------------------------------------------------------------------------
                                       PERCENTAGE
                          NUMBER OF     OF TOTAL
                            SHARES       OPTIONS                 FMV PER
                          UNDERLYING   GRANTED TO   EXERCISE    SHARE ON
                           OPTIONS      EMPLOYEES    PRICE       DATE OF    EXPIRATION
                           GRANTED     DURING 2000  PER SHARE     GRANT        DATE          0%        5%           10%
------------------------------------------------------------------------------------------------------------------------------
Jeffrey J. Horowitz              -          -           -           -            -           -            -            -
------------------------------------------------------------------------------------------------------------------------------
Joel Gurzinsky              25,000         4%         $2.98       $2.98      5/17/2010       0       43,481       118,734
------------------------------------------------------------------------------------------------------------------------------
Ann M. Sardini             100,000         15%        $2.98       $2.98      5/17/2010       0       173,925      474,935
------------------------------------------------------------------------------------------------------------------------------
Lesli Rodgers               25,000(1)      4%         $3.75       $3.75      3/19/2010       0       54,716       149,413
------------------------------------------------------------------------------------------------------------------------------

(1) Due to termination of Ms. Rodgers' employment, the shares granted under this option have lapsed.

AGGREGATED OPTION EXERCISES DURING 2000 AND YEAR-END OPTION VALUES

The following table sets forth certain required information with respect to options exercised by our executive officers during fiscal year 2000.

The value of unexercised in-the-money options at year end is calculated based on a $0.72 closing bid for the Class A common stock on December 31, 2000. Options are "in-the-money" if the market value of the shares covered by the option is greater than the exercise price of the option.

-----------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER OF SHARES           VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT YEAR END              AT YEAR END
-----------------------------------------------------------------------------------------------------------------------
                                  SHARES
                                 ACQUIRED          VALUE             EXERCISABLE/                 EXERCISABLE/
NAME                            ON EXERCISE      REALIZED           UNEXERCISABLE                UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------

Jeffrey J. Horowitz                  -               -                   -/-                          -/-
-----------------------------------------------------------------------------------------------------------------------

Kathryn H. Creech                    -               -                180,815/0                      $0/$0
-----------------------------------------------------------------------------------------------------------------------
Joel Gurzinsky
                                     -               -              17,433/59,867                    $0/$0
-----------------------------------------------------------------------------------------------------------------------

Ann M. Sardini                       -               -              66,666/233,334                   $0/$0
-----------------------------------------------------------------------------------------------------------------------

Lesli Rodgers(1)                     -               -                 0/25,000                      $0/$0
-----------------------------------------------------------------------------------------------------------------------

Philip H. Teplitzky(2)               -               -                   0/0                         $0/$0
-----------------------------------------------------------------------------------------------------------------------
Eliot D. Russman
                                     -               -                 25,000/0                      $0/$0
-----------------------------------------------------------------------------------------------------------------------

(1) Due to termination of Ms. Rodgers' employment, the shares granted under this option have lapsed.
(2) Due to termination of Mr. Teplitzky's employment, the shares granted under this option have lapsed.

BOARD OF DIRECTORS

COMPENSATION

Directors who are employed by VitaminShoppe.com receive no additional compensation for serving as directors. Non-Employee directors are compensated by participation in the Amended and Restated Stock Option Plan for Non-Employee Directors, as amended ("Director Plan"). Each non-employee director who was elected or appointed to our board of directors after August 1, 1999 has been granted an option to purchase 38,475 shares of Class A common stock on the date of initial election or appointment. Each of our non-employee directors will be granted an additional option to purchase 7,695 shares of Class A common stock on the third anniversary of any previous grant under the plan. As of December 31, 2000, we had granted options under the Director Plan to purchase an aggregate of 309,325 shares of Class A common stock at an average exercise price of $8.38 per share. Barbara S. Feigin and Woodson C. Merrell each hold options to purchase an additional 20,000 shares of Class A common stock at an exercise price of $1.53 per share.

Barbara S. Feigin, Woodson C. Merrell and Paul R. Vigano will each receive $15,000 from VitaminShoppe.com as compensation for the additional time and effort required for service on the Special Committee of the Board of Directors.

Barbara S. Feigin, Woodson C. Merrell and Paul R. Vigano are each parties to indemnification agreements with us in connection with their service on the Special Committee of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Since October 1999, the compensation committee, and before that time our Board of Directors, made all compensation decisions regarding our executive officers. Since October 1999, Messrs. Brooks, Fisher, Gellman and Murray have comprised the compensation committee. On April 20, 2000, Mr. Brooks resigned from the Board of Directors and compensation committee. Mr. Vigano was elected to the Board of Directors and compensation committee on April 21, 2000. During 2000, Messrs. Horowitz, Edelman, Fisher, Gellman and Murray were members of the Board of Directors of The Vitamin Shoppe. As of October 7, 1999, Mr. Edelman is no longer a member of the Board of Directors of The Vitamin Shoppe. No interlocking relationship exists between the compensation committee and the Board of Directors or compensation committee of any other company, nor have any such interlocking relationships existed in the past.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee of the Board of Directors consists of Messrs. Fisher, Gellman, Murray and Vigano. This committee also administers the grants of stock options to officers under our Employee Plan.

EXECUTIVE COMPENSATION PROGRAMS

Our Chief Financial Officer, Ann Sardini, and our Vice President Operations, Joel Gurzinsky, began their employment during 1999. Our current President and Chief Executive Officer, Jeffrey Horowitz, began his employment in January 2000. Our former Vice President Customer Acquisition and Retention, Lesli Rodgers, was employed from March 20, 2000 to December 31, 2000. Our former Chief Technology Officer, Philip Teplitzky, began his employment during 1999 and was employed until August 3, 2000. Other than those who were hired from Vitamin Shoppe Industries Inc. ("The Vitamin Shoppe"), all of our executive officers are compensated under the terms of the offer letters that were extended to them at the time of their hiring, each of which specifies a base salary for their first year of employment. Mr. Horowitz and Mr. Gurzinsky were officers at The Vitamin Shoppe prior to joining us and were hired pursuant to oral arrangements.

During fiscal year 1999, Mr. Horowitz received salary and bonus in the amount of $600,000 from The Vitamin Shoppe. Beginning in 2000 when Mr. Horowitz became the President and Chief Executive Officer of VitaminShoppe.com, he received half of his salary from The Vitamin Shoppe and half from VitaminShoppe.com, for an aggregate of $600,000. As of January 1, 2001, Mr. Horowitz's salary is again being paid entirely by The Vitamin Shoppe.

At the expiration of the one-year term of each of the offer letters and at or near the anniversaries of the oral agreements described above, the compensation of our executive officers is set by the Board of Directors after consideration of the recommendations of the compensation committee. Prior to making its recommendations, the compensation committee reviews historical compensation levels of the executives, evaluates past performance and assesses expected future contributions of the executives. In making the determinations regarding base salaries, the compensation committee generally considers available information regarding salaries prevailing in our industry but does not tie salaries to any particular index.

In order to maintain the incentive of certain of our employees following the decline of our stock price and given the fact that all options previously granted were no longer "in the money", in May 2000, at the recommendation of the compensation committee, the Board of Directors granted in excess of 300,000 options to selected employees at fair market value which vest in accordance with the Employee Plan. During the first half of 2000, the company also granted Mr. Gurzinsky a salary increase.

In September 2000 VitaminShoppe.com entered into severance arrangements related to the elimination of certain positions which management felt were no longer required. At that time, in light of the number of persons who had recently left or were being asked to leave employment, the need to keep the company running efficiently and the lack of value of the VitaminShoppe.com stock options previously granted, VitaminShoppe.com paid stay bonuses aggregating $70,800 and granted salary increases aggregating $166,000 as incentives to retain certain key members of the VitaminShoppe.com staff, including Ms. Sardini and Mr. Gurzinksy. As a result first of the pursuit of strategic alternatives and later of the pending agreement of merger, as well as industry trends and the company's cash position, the compensation committee did not perform annual reviews.

VitaminShoppe.com has provided long-term incentives through stock option grants at the time of hiring and at subsequent dates. Given the pending merger with The Vitamin Shoppe, VitaminShoppe.com has ceased granting options. No options have been granted since October 2000. The agreement of merger with The Vitamin Shoppe prohibits the issuance of any additional options to purchase securities of VitaminShoppe.com.

COMPENSATION DEDUCTIBILITY

Section 162(m) of the Internal Revenue Code of 1986 imposes a limit on tax deductions for annual compensation in excess of $1 million paid by a corporation to its chief executive officer and the other four most highly compensated executive officers of the corporation. This provision excludes some forms of "performance based compensation," including stock options, from the compensation taken into account for the purposes of the limit. Although it is desirable for executive compensation to be tax deductible when in the judgment of the compensation committee deductibility is consistent with the objectives pursuant to which the particular compensation is paid, the compensation committee believes that we should compensate our executive officers fairly in accordance with the guidelines discussed in this report and not be unduly limited by expected federal income tax treatment. Accordingly, the total compensation paid to an executive officer in any year may exceed the amount that is deductible. While no executive officer is currently compensated at or near $1 million of annual compensation, the compensation committee will continue to assess the impact of section 162(m) on its compensation practices and determine when action is appropriate.

CHIEF EXECUTIVE OFFICER COMPENSATION

Ms. Creech ceased to be employed by us in January 2000 at which time Mr. Horowitz became President and Chief Executive Officer. As a result of the pending merger with The Vitamin Shoppe and that as of January 1, 2001, Mr. Horowitz's salary is being paid by The Vitamin Shoppe, the compensation committee did not review Mr. Horowitz's performance in 2000 for the purposes of establishing his compensation.

                                          By order of the Compensation Committee
                                                     M. Anthony Fisher, Chairman
                                                                David S. Gellman
                                                               Stephen P. Murray
                                                                  Paul R. Vigano

The foregoing report of the compensation committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that VitaminShoppe.com specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

STOCK PERFORMANCE GRAPH

This stock performance graph compares (1) the cumulative stockholder return on our Class A common stock from January 1, 2000 to December 31, 2000, with (2) the cumulative total return of the NASDAQ National Market Index and (3) the cumulative total return of the NASDAQ Computer Index over the same period. The graph assumes that the value of an investment in our Class A common stock and the common stock of each of the comparison groups was $100 on January 1, 2000 and assumes the reinvestment of dividends. We have never declared a dividend on our Class A common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

                              Relative Performance

[GRAPHIC OMITTED]


CUMULATIVE TOTAL RETURN

                                     10/8/99     1/7/00     4/7/00     7/7/00     10/6/00     12/29/00
                                     -------     ------     ------     ------     -------     --------
VitaminShoppe.com, Inc.               100.00       86.54      36.38      19.87      10.26        7.37
Nasdaq Composite Index                100.00      134.51     154.04     139.38     116.44       85.59
Nasdaq Computer Index                 100.00      140.48     166.31     150.18     123.28       82.53

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

AGREEMENT WITH MS. CREECH

Our employment agreement with Ms. Creech terminated in January 2000, when we entered into a separation agreement with Ms. Creech. Under the terms of the separation agreement, we paid Ms. Creech $375,000 during 2000 and will pay her $165,308 during 2001 in lieu of the payments that would have been made pursuant to her employment agreement. In addition, the separation agreement provides for the accelerated vesting of options granted in June 1999 to purchase 50,000 shares of Class A common stock with an exercise price per share of $3.82. Options to purchase 634,528 shares of Class A common stock lapsed as a result of the termination of Ms. Creech's employment. We provided Ms. Creech with office space at a monthly cost not to exceed $2,500 for a period of six months after the date on which her employment ceased or her earlier new employment.

AGREEMENT WITH MS. SARDINI

Our offer letter to Ms. Sardini provides for a salary of $250,000 and includes a promise to continue to pay base salary in the event that she is terminated other than for cause six months after the date of termination. In connection with the salary increases and stay bonuses granted in September 2000, Ms. Sardini's base salary was increased to $300,000.

AGREEMENT WITH MS. RODGERS

Our offer letter to Ms. Rodgers provides for a salary of $200,000 and includes a promise to continue to pay base salary in the event that she was terminated other than for cause, until the later to occur of March 20, 2001 and six months after the date of termination. Ms. Rodgers terminated her employment with the company on December 31, 2000. No additional payments were made and options to purchase 25,000 shares of Class A common stock lapsed as a result of the termination of Ms. Rodgers' employment.

AGREEMENT WITH MR. TEPLITZKY

Our offer letter to Mr. Teplitzky provided for a salary of $250,000 and includes a promise to continue to pay base salary in the event that he was terminated other than for cause, until the later to occur of September 23, 2000 and six months after the date of termination. Mr. Teplitzky terminated his employment with the company on August 3, 2000. No additional payments were made and options to purchase 270,000 shares of Class A common stock lapsed as a result of the termination of Mr. Teplitzky's employment.

AGREEMENT WITH MR. RUSSMAN

Mr. Russman's employment terminated in January 2000, when we entered into a separation agreement with Mr. Russman. Under the terms of the separation agreement, we paid Mr. Russman $107,500 during 2000 in lieu of the payments that would have been made pursuant to his employment offer letter. In addition, the separation agreement provides for the accelerated vesting of options granted in July 24, 2000 to purchase 25,000 shares of Class A common stock with an exercise price per share of $3.82. Options to purchase 151,600 shares of Class A common stock lapsed as a result of the termination of Mr. Russman's employment. We provided Mr. Russman with office space at a monthly cost not to exceed $2,000 for a period of three months after the date on which his employment ceased or his earlier new employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

INFORMATION ABOUT CLASS A COMMON STOCK OWNERSHIP

WHICH STOCKHOLDERS OWN AT LEAST 5% OF OUR CLASS A COMMON STOCK?

As of March 16, 2001, The Vitamin Shoppe beneficially owns all shares of the Class B common stock of VitaminShoppe.com, which represents 64.3% of our outstanding shares of common stock. Each share of Class B common stock is entitled to six votes, while each share of Class A common stock is entitled to one vote. As a result, ownership of all of the Class B common stock gives The Vitamin Shoppe 91.5% of the voting power of our capital stock. The Class B common stock owned by The Vitamin Shoppe has been pledged as security under the bank credit facility of The Vitamin Shoppe.

The following table sets forth all persons and entities whom we know to be beneficial owners of at least 5% of our Class A common stock as of March 16, 2001. "Beneficial owners" are those who have the power to vote or to sell the stock. Our information is based solely on reports filed with the Securities and Exchange Commission by the stockholders.

On March 16, 2001, 7,277,574 shares of Class A common stock were outstanding. In the following table, shares that a person or entity has the right to acquire by May 15, 2001 by exercising options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of that person or entity but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity listed in the table. Except as indicated in the footnotes to the table, we believe that the named stockholders have sole voting and investment power with respect to the shares shown to be beneficially owned by them, based on information provided by these stockholders.

----------------------------------------------------------------------------------------------------------------------
                                                                             CLASS A SHARES BENEFICIALLY OWNED
----------------------------------------------------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER                                                   NUMBER        PERCENTAGE     VOTING POWER
----------------------------------------------------------------------------------------------------------------------
Vitamin Shoppe Industries Inc. (1)                                         13,081,500            64.3%          91.5%
----------------------------------------------------------------------------------------------------------------------
FdG Capital Associates LLC and                                                573,749             7.9%
     M. Anthony Fisher (2)                                                    589,074             8.1%        *
----------------------------------------------------------------------------------------------------------------------
J.H. Whitney III, L.P. and
     Whitney Strategic Partners III, L.P. (3)                               1,092,849            15.0%           1.3%
----------------------------------------------------------------------------------------------------------------------
S.A.C. Capital Advisors, LLC and
     S.A.C. Capital Management, LLC (4)                                       928,375           12.76%           1.1%
----------------------------------------------------------------------------------------------------------------------
J.P. Morgan Partners (23A SBIC), L.L.C. (f/k/a CB Capital                     690,081             9.0%        *
Investors, L.L.C.) (5)
----------------------------------------------------------------------------------------------------------------------

* Less than 1%.

(1) Its address is 4700 Westside Avenue, North Bergen, New Jersey 07047. Vitamin Shoppe Industries Inc. is referred to in this Annual Report on Form 10-K as The Vitamin Shoppe. The shares of Class A common stock beneficially owned by The Vitamin Shoppe are not yet issued but are issuable upon the conversion of the 13,081,500 shares of Class B common stock, par value $0.01 per share currently held by The Vitamin Shoppe. At the option of the holder, each share of Class B common stock is convertible into one share of Class A common stock. Each share of Class B common stock automatically converts into one share of Class A common stock upon any sale to a person or entity not affiliated with The Vitamin Shoppe. Holders of Class A common stock are entitled to one vote per share; holders of Class B common stock are entitled to six votes per share.

     VS Investors LLC, a Delaware limited liability company, owns 70% of the capital stock of The Vitamin Shoppe. FdG Associates Acquisition L.P., a Delaware limited partnership, is the managing member of VS Investors LLC. FdG Acquisition Corp., a Delaware corporation, is the general partner of FdG Associates Acquisition L.P. Each of VS Investors LLC, FdG Associates Acquisition L.P. and FdG Acquisition Corp. may be deemed to beneficially own 70% of the capital stock of The Vitamin Shoppe. Each of VS Investors LLC, FdG Associates Acquisition L.P. and FdG Acquisition Corp. expressly disclaims beneficial ownership of those shares. Charles de Gunzburg is on the board of directors of FdG Acquisition Corp. and The Vitamin Shoppe, and is also the president and 50% owner of the capital stock of FdG Acquisition Corp. M. Anthony Fisher is on the board of directors of FdG Acquisition Corp., The Vitamin Shoppe and VitaminShoppe.com, and is also the owner of 50% of the capital stock of FdG Acquisition Corp. None of VS Investors LLC, FdG Associates Acquisition L.P., FdG Acquisition Corp., Mr. de Gunzburg or Mr. Fisher has the power to vote or dispose of the Class B common stock held by The Vitamin Shoppe or the underlying shares of Class A common stock as beneficially owned by The Vitamin Shoppe.

(2) Their address is c/o FdG Associates, 299 Park Avenue, New York, New York 10171. These persons beneficially own 576,249 shares of Class A common stock in the aggregate. The foregoing shares represent approximately 7.9% of the outstanding shares of Class A common stock (calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended). FdG Capital Partners LLC holds of record and thereby directly beneficially owns and has the sole direct power to vote and dispose of 531,767 shares of Class A common stock (the "FdG Partners Reported Shares"). FdG Capital Associates LLC and M. Anthony Fisher each have the indirect power to vote and dispose of the FdG Partners Reported Shares. FdG-Chase Capital Partners LLC holds of record and thereby directly beneficially owns and has the sole direct power to vote 41,982 shares of Class A common stock (the "FdG Chase Reported Shares"). FdG Capital Associates LLC and Mr. Fisher each have the indirect power to vote and dispose of the FdG Chase Reported Shares. Each of five children of Mr. Fisher owns 500 shares of Class A common stock and Mr. Fisher may therefore be deemed to be the owner of those 2,500 shares of Class A common stock. Mr. Fisher disclaims beneficial ownership of those 2,500 shares of Class A common stock and of all other shares described in this paragraph which he has indirect power to vote or dispose of.

     Mr. Fisher also has 12,825 shares of Class A common stock issuable upon the exercise of stock options. The exercise price of these options is greater than the $1.00 payable to holders of Class A common stock as a result of the merger.

     In addition to shares of stock of VitaminShoppe.com beneficially owned by these persons, The Vitamin Shoppe owns 13,081,500 shares of Class B common stock. Each share of Class B common stock is convertible into an equal number of shares of Class A common stock. VS Investors LLC, a Delaware limited liability company, owns 70% of the capital stock of The Vitamin Shoppe. FdG Associates Acquisition L.P., a Delaware limited partnership, is the managing member of VS Investors LLC. FdG Acquisition Corp., a Delaware corporation, is the general partner of FdG Associates Acquisition L.P. Mr. Fisher is on the board of directors of FdG Acquisition Corp., The Vitamin Shoppe and VitaminShoppe.com, and is also the owner of 50% of the capital stock of FdG Acquisition Corp. Neither Mr. Fisher nor any of these entities has the power to vote or dispose of the Class B common stock.

(3) Their address is 177 Broad Street, Stamford, Connecticut 06901. The sole general partner of both stockholders is J.H. Whitney Equity Partners III, L.L.C., a Delaware limited liability company. The members of J.H. Whitney Equity Partners III, L.L.C. are Peter M. Castleman, Joseph D. Carrabino, Jr., James H. Fordyce, Jeffrey R. Jay, William Laverack, Jr., Daniel J. O'Brien and Michael R. Stone. The figures for the amounts beneficially owned by J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. do not include 38,475 shares of Class A common stock issuable upon the exercise of options granted on April 21, 2000 to Paul R. Vigano, a principal of Whitney & Co. J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. disclaim beneficial ownership of the shares of Class A common stock issuable upon the exercise of the options granted to Mr. Vigano. Each of J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. disclaims the existence of a group with respect to the Class A common stock of the issuer, and each disclaims beneficial ownership of the shares of Class A common stock owned by the other.

(4) Their address is 777 Long Ridge Road, Stamford, Connecticut 06902. The securities reported on herein are held by S.A.C. Capital Associates, LLC, an Anguillan limited liability company ("SAC Capital Associates"). Pursuant to investment agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by SAC Capital Associates. Accordingly, each of SAC Capital Advisors and SAC Capital Management may be deemed to be the beneficial owner of the securities covered by this statement for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act").

     Steven A. Cohen is the Managing Member, President and Chief Executive Officer of SAC Capital Advisors and the owner, directly and through a wholly owned subsidiary, of 100% of the membership interests of SAC Capital Management. Accordingly, Mr. Cohen may be deemed to be the beneficial owner of the securities covered by this statement for purposes of Rule 13d-3 under the Exchange Act. Mr. Cohen disclaims beneficial ownership of any of the securities covered.

(5) J.P. Morgan Partners (23A SBIC), L.L.C. (f/k/a CB Capital Investors, L.L.C.), a Delaware limited liability company ("JPMP (23A SBIC)"), with their principal office located at 1221 Avenue of the Americas, New York, New York 10020. The number of shares beneficially owned by JPMP (23A SBIC) includes 38,475 shares of Class A common stock issuable upon the exercise of options granted on October 14, 1999 to Stephen P. Murray, an investment professional.

HOW MUCH CLASS A COMMON STOCK DO DIRECTORS AND OFFICERS OWN?

The following table sets forth the VitaminShoppe.com common stock beneficially owned by our directors and by the executive officers named in the section captioned "Information About Executive Officers - Who are Our Officers?", as well as all directors and executive officers as a group, as of March 16, 2001. All of our directors and executive officers are U.S. citizens.

During the last five years, neither VitaminShoppe.com, nor to the best knowledge of VitaminShoppe.com, any of its executive officers or directors has been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors).

During the last five years, neither VitaminShoppe.com, nor to the best knowledge of VitaminShoppe.com, any of its executive officers or directors has been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

On March 16, 2001, there were 7,277,574 shares of our Class A common stock outstanding. In the following table, shares that a person or entity has the right to acquire by May 15, 2001 by exercising options, warrants or conversion privileges are deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of Class A common stock and voting power of VitaminShoppe.com. The equity percentage is computed based on the outstanding Class A common stock only. Voting power is computed based on the entire voting power of VitaminShoppe.com. Except as indicated in the footnotes to the table, we believe that the named stockholders have sole voting and investment power with respect to the shares shown to be beneficially owned by them, based on information provided by these stockholders.

--------------------------------------------------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER**                                      NUMBER          PERCENTAGE OF     VOTING POWER OF
                                                                                CLASS A SHARES        COMPANY
--------------------------------------------------------------------------------------------------------------------
M. Anthony Fisher(1)(2)(4)                                      589,074                8.1%              *
--------------------------------------------------------------------------------------------------------------------
Jeffrey J. Horowitz(1)(3)                                       327,854                4.5%              *
--------------------------------------------------------------------------------------------------------------------
Martin L. Edelman(4)                                            12,825                 *                 *
--------------------------------------------------------------------------------------------------------------------
Barbara S. Feigin(4)                                            12,825                 *                 *
--------------------------------------------------------------------------------------------------------------------
David S. Gellman(1)(2)(4)(5)                                    13,225                 *                 *
--------------------------------------------------------------------------------------------------------------------
Woodson C. Merrell, M.D.(4)                                     12,825                 *                 *
--------------------------------------------------------------------------------------------------------------------
Stephen P. Murray(1)(4)(6)                                      664,431                9.1%              *
--------------------------------------------------------------------------------------------------------------------
Paul R. Vigano(4)(7)                                           1,105,674              15.0%             1.3%
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER**                                      NUMBER          PERCENTAGE OF     VOTING POWER OF
                                                                                CLASS A SHARES        COMPANY
--------------------------------------------------------------------------------------------------------------------
Joel Gurzinsky(8)                                               17,433                *                  *
--------------------------------------------------------------------------------------------------------------------
Lesli Rodgers                                                     200                 *                  *
--------------------------------------------------------------------------------------------------------------------
Ann M. Sardini(9)                                               66,866                *                  *
--------------------------------------------------------------------------------------------------------------------
Kathryn H. Creech(10)                                           181,315                2.4%              *
--------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (13            3,004,547              39.26%            3.5%
persons)
--------------------------------------------------------------------------------------------------------------------

*    Less than 1%.
** The business address for all executive officers and directors is c/o VitaminShoppe.com, Inc., 501 Penhorn Avenue, Secaucus, New Jersey 07094.

(1) These individuals are also directors of The Vitamin Shoppe. As such, they may be deemed to share voting power with respect to the Class B common stock held by The Vitamin Shoppe and the 7,277,574 shares of Class A common stock into which the Class B common stock may be converted. Each of these individuals expressly disclaim beneficial ownership of the shares of Class B common stock owned by The Vitamin Shoppe.

(2) Mr. Fisher ultimately controls FdG Capital Associates LLC, the managing member of FdG Capital Partners LLC and FdG-Chase Capital Partners LLC. FdG Capital Associates LLC is an affiliate of VS Investors LLC. Mr. Gellman is a managing director of FdG Associates, an affiliate of VS Investors LLC, FdG Capital Partners LLC and FdG-Chase Capital Partners LLC. See the table under "Which Stockholders Own at Least 5% of the Class A Common Stock?" and footnotes 1 and 2 to that table.

(3) Mr. Horowitz holds of record 327,854 shares of Class A common stock with Mrs. Horowitz. Mr. and Mrs. Horowitz are directors of The Vitamin Shoppe, and directly or through trusts they own 30% of the capital stock of The Vitamin Shoppe. See footnote 1. Mr. and Mrs. Horowitz expressly disclaim beneficial ownership of the shares of Class B common stock owned by The Vitamin Shoppe.

(4) These individuals have 12,825 shares of Class A common stock issuable upon the exercise of stock options. The exercise price of these options is greater than the $1.00 payable to holders of Class A common stock as a result of the merger.

(5) Each of four children of Mr. Gellman owns 100 shares of Class A common stock and Mr. Gellman may therefore be deemed to be the owner of those 400 shares of Class A common stock. Mr. Gellman expressly disclaims beneficial ownership of those 400 shares of Class A common stock.

(6) Mr. Murray is a partner of J.P. Morgan Partners and its predecessor organization. See the table under "Which Stockholders Own at Least 5% of the Class A Common Stock?". As such, he may be deemed to share voting power with respect to the 651,606 shares of Class A common stock held by J.P. Morgan Partners (23A SBIC), L.L.C. (f/k/a CB Capital Investors, L.L.C.). Mr. Murray expressly disclaims beneficial ownership of the shares of Class A common stock owned by this stockholder.

(7) Mr. Vigano is a principal of Whitney & Co., an affiliate of J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. (the "Whitney Entities"). See the table under "Which Stockholders Own at Least 5% of the Class A Common Stock?". Mr. Vigano expressly disclaims beneficial ownership of Class A common stock held by these stockholders.

(8) Mr. Gurzinsky has 17,433 shares of Class A common stock issuable upon the exercise of stock options. The exercise price of these options is greater than the $1.00 payable to holders of Class A common stock as a result of the merger.

(9) Ms. Sardini has 66,666 shares of Class A common stock issuable upon the exercise of stock options. The exercise price of these options is greater than the $1.00 payable to holders of Class A common stock as a result of the merger.

(10) This number represents 180,815 shares of Class A common stock issuable upon the exercise of stock options. The exercise price of these options is greater than the $1.00 payable to holders of Class A common stock as a result of the merger. The remaining 500 shares of Class A common stock were purchased by Ms. Creech's husband and Ms. Creech may therefore be deemed to be the owner of those 500 shares of Class A common stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INFORMATION ABOUT INSIDER RELATIONSHIPS

During fiscal year 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions, except as set forth below, to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of 5% of more of the Class A common stock or the Class B common stock or immediate family member of any of these persons had or will have a direct or indirect interest other than the transactions described in this section.

PROPOSED MERGER WITH THE VITAMIN SHOPPE

On January 12, 2001, we entered into an Agreement and Plan of Merger with The Vitamin Shoppe. As a result of the transactions contemplated by the Merger Agreement, we would be merged with and into The Vitamin Shoppe, and the holders of our Class A common stock would receive $1.00 per share in cash. At the effective time of the merger, our separate corporate existence would terminate.

The merger is subject to certain conditions, including approval of a majority vote of our stockholders. A meeting of our stockholders to vote on the merger has been scheduled for April 11, 2001. The Vitamin Shoppe, which holds 64.3% of common stock and 91.5% of the voting power of the Company's stock, has agreed to vote in favor of the merger. The Vitamin Shoppe's principal shareholder has committed to provide equity financing for the merger. The merger is not subject to receipt of financing, but does require the consent of The Vitamin Shoppe's lenders. Both parties have the option to terminate the agreement of merger if the merger is not completed by April 12, 2001. If the merger is not completed, we will likely be forced to seek protection under the Federal bankruptcy laws or enter liquidation proceedings.

RECENT SALES OF UNREGISTERED SECURITIES

Private Placements of Securities

During 1999, we issued shares to certain affiliates through the private placement of securities intended by us to be exempt from registration under the Securities Act of 1933. See the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

Option Grants

During 2000, we granted options to a total of 79 employees, officers and directors to purchase a total of 689,375 shares of Class A common stock at an average exercise price of $4.05 per share. No underwriters were involved in the foregoing sales of securities.

REGISTRATION RIGHTS AGREEMENT

In connection with the offering and sale of the Series A preferred stock, we entered into a registration rights agreement with Vitamin Shoppe Industries Inc., J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P., FdG Capital Partners LLC, FdG-Chase Capital Partners LLC, Jeffrey and Helen Horowitz, Thomas Weisel Partners LLC and several unaffiliated investors that covers (1) the shares of Class A common stock issued upon the conversion of the Series A preferred stock or upon the exercise of warrants to purchase Series A preferred stock that became exercisable for Class A common stock after the closing of our initial public offering and (2) the shares of Class A common stock into which the shares of Class B common stock are convertible.

We filed the registration rights agreement with the Securities and Exchange Commission as an exhibit to our registration statement on Form S-1 (File No. 333-83849). The material terms of this agreement are summarized here. We will bear all registration expenses incurred in connection with the registration rights. Stockholders who sell in an offering commenced under the registration rights agreement will pay all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of shares owned by them. Rights under the registration rights agreement will terminate when no shares of Class A common stock registrable under the agreement remain outstanding.

VITAMIN SHOPPE INDUSTRIES INC. DEMAND REGISTRATION RIGHTS

Under the registration rights agreement, at any time after April 11, 2000, The Vitamin Shoppe may demand that we file a registration statement under the Securities Act of 1933 covering all or a portion of the Class A common stock issuable to The Vitamin Shoppe and its permitted transferees upon conversion of Class B common stock. If The Vitamin Shoppe demands that we file such a registration statement, other holders who were stockholders prior to the closing of our initial public offering in October 1999 and their permitted transferees may require us to include all or a portion of the Class A common stock that they own in this registration. The Vitamin Shoppe may exercise no more than one demand during any 12-month period. These registration rights will be limited by our right to delay the filing of a registration statement in some circumstances. We may cause a delay no more than once in any 12-month period and for no more than 90 days.

OTHER DEMAND REGISTRATION RIGHTS

At any time after April 11, 2000 but prior to the date on which we become eligible to register the registrable securities on Form S-3 or any successor form, holders other than The Vitamin Shoppe of 50% or more of the then outstanding registrable securities held by such holders may demand that we file a registration statement under the Securities Act of 1933 covering all or a portion of their registrable shares, as long as the shares to be registered have a fair market value on the date of demand of at least $15 million. These holders may demand one registration under this right. In addition, at any time prior to October 14, 2002, if we are eligible to utilize a registration statement on Form S-3 to register a resale of our securities, then holders other than The Vitamin Shoppe of 25% of the then outstanding registrable shares held by these holders may request that we file a registration statement covering all or a portion of their registrable shares, as long as the shares to be registered have a fair market value on the date of demand of at least $5 million. These holders may exercise one demand during any 12-month period. These registration rights will be limited by our right to delay the filing of a registration statement in some circumstances. We may cause a delay no more than once in any 12-month period and for no more than 90 days. However, the managing underwriter, if any, of any offering will have limited rights to restrict the number of registrable shares included in the registration statement.

PIGGYBACK REGISTRATION RIGHTS

In addition to the rights described above, holders of registrable shares will have registration rights that apply if we propose to file a registration statement for Class A common stock for our own account, other than in connection with a dividend reinvestment program or in connection with a merger, acquisition or similar corporate transaction or for the account of any other holder of Class A common stock, including The Vitamin Shoppe, or for the account of any holder of securities of the same type as the registrable shares. In that case, the holders of registrable shares may require us to include all or a portion of the Class A common stock that they own in a registration statement. However, the managing underwriter, if any, of the offering will have limited rights to restrict the number of registrable shares included in the registration statement.

INCOME TAXES

VitaminShoppe.com's operating results through June 30, 1999 were included in the consolidated income tax returns of The Vitamin Shoppe. Through June 30, 1999, The Vitamin Shoppe did not allocate to VitaminShoppe.com its share of income tax liabilities or benefits attributable to VitaminShoppe.com's proportionate share of operating results. From July 1, 1999, VitaminShoppe.com was not included in the consolidated income tax return of The Vitamin Shoppe and, therefore, VitaminShoppe.com's income tax provisions were calculated on a separate return basis. Since the capitalization of VitaminShoppe.com on July 1, 1999, when VitaminShoppe.com ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on VitaminShoppe.com's ability to demonstrate the likelihood of future profitability.

During December 2000, we filed combined New York State and New York City income tax returns with The Vitamin Shoppe for our fiscal year ending December 31, 1999. As a result of VitaminShoppe.com tax losses used by The Vitamin Shoppe for 1999, The Vitamin Shoppe is required to establish a payable to VitaminShoppe.com in an amount equal $1.1 million. Subject to offset for amounts which may become payable in the future by VitaminShoppe.com to The Vitamin Shoppe under the Tax Allocation Agreement, the payable is due on December 31, 2004. We did not recognize this amount as a tax benefit in our financial statements for the fiscal year ended December 31, 1999, which were included in our Annual Report on Form 10-K, because we had not expected to file combined returns. We have now recognized a note receivable in our financial statements for the fiscal year ended December 31, 2000 in the amount of $1.9 million, which includes the $1.1 million used by The Vitamin Shoppe for the year ended December 31, 1999 and an estimated amount associated with The Vitamin Shoppe's use of VitaminShoppe.com's 2000 tax loss for New York State and New York City.

HISTORICAL RELATIONSHIPS

As a former division of The Vitamin Shoppe, we have received and continue to receive various services from The Vitamin Shoppe, including supply, fulfillment, promotional and administrative services. Prior to July 1, 1999, our financial information reflected expense allocations for these services rendered by The Vitamin Shoppe. We believe that these allocations have been made on a reasonable and consistent basis. However, the allocations are not necessarily indicative of, nor is it practicable for us to estimate, the level of expenses that would have resulted had we been operating as an independent company. In addition, we relied on The Vitamin Shoppe to provide financing for our cash flow until July 1999.

INTERCOMPANY AGREEMENTS

We have entered into several intercompany agreements with The Vitamin Shoppe that were not negotiated on an arms-length basis; however, management believed that the terms of these agreements were no less favorable to us than could have been obtained from unaffiliated third parties. In general, the intercompany agreements do not have fixed terms. As long as The Vitamin Shoppe owns at least 30% of the voting power of our capital stock, the material terms of the intercompany agreements may not be amended or waived without the approval of a majority of our directors who are not directors, officers or more than 5% stockholders of The Vitamin Shoppe, or the designee of a more than 5% stockholder. In addition, our bylaws prohibit us from entering into other material agreements with The Vitamin Shoppe or any of its subsidiaries as long as The Vitamin Shoppe owns at least 30% of the voting power of our capital stock, unless those agreements are approved by a majority of these directors. This provision may be amended or rescinded only by a majority of these directors. For a summary of the material terms of the intercompany agreements, see section entitled "Business--Intercompany Agreements."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

The following financial statements have been filed as required by Item 8 of this report:

Independent Auditors' Report

Balance Sheets as of December 31, 1999 and 2000

Statement of Operations for the years ended December 31, 1998, 1999 and 2000

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

Statement of Cash Flows for the years ended December 31, 1998, 1999 and 2000

Notes to Financial Statements

Exhibits (see Exhibit Index)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VITAMINSHOPPE.COM, INC.
                            (Registrant)


Date:  April 2, 2001        By: /s/ Jeffrey J. Horowitz
                               -----------------------------------------
                               Jeffrey J. Horowitz
                               President and Chief Executive Officer


                            By:  /s/ Ann M. Sardini
                                ------------------------------------------------
                                Ann M. Sardini
                                Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 2, 2001            /s/ M. Anthony Fisher
                                -----------------------------------
                                M. Anthony Fisher
                                Chairman of the Board of Directors
                                and a Director

Date:  April 2, 2001            /s/ Jeffrey J. Horowitz
                                -----------------------------------
                                Jeffrey J. Horowitz
                                Director

Date:  April 2, 2001            /s/ Martin L. Edelman
                                -----------------------------------
                                Martin L. Edelman
                                Director

Date:  April 2, 2001            /s/ Barbara S. Feigin
                                -----------------------------------
                                Barbara S. Feigin
                                Director

Date:  April 2, 2001            /s/ David S. Gellman
                                -----------------------------------
                                David S. Gellman
                                Director

Date:  April 2, 2001            /s/ Woodson C. Merrell
                                -----------------------------------
                                Woodson C. Merrell, M.D.
                                Director

Date:  April 2, 2001            /s/ Stephen P. Murray
                                -----------------------------------
                                Stephen P. Murray
                                Director

Date:  April 2, 2001            /s/ Paul R. Vigano
                                -----------------------------------
                                Paul R. Vigano
                                Director

                             VITAMINSHOPPE.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page

Independent Auditors' Report                                                                             F-2
Balance Sheets as of December 31, 1999 and 2000                                                          F-3
Statements of Operations for the years ended December 31, 1998, 1999 and 2000                            F-4
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and             F-5
2000
Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000                            F-6
Notes to Financial Statements                                                                            F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of VitaminShoppe.com, Inc.
New York, New York

We have audited the accompanying balance sheets of VitaminShoppe.com, Inc. (the "Company") as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of VitaminShoppe.com, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and its inability to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 2 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

New York, New York
February 22, 2001

                      VITAMINSHOPPE.COM, INC.
                           BALANCE SHEETS
          (In thousands, except share and per share data)

                                                                  December 31,
                                                                1999        2000
                                                              --------    --------

Assets
Current assets:
  Cash and cash equivalents                                   $ 38,019    $  4,046
  Accounts receivable                                              259         438
  Inventory                                                         35         108
  Prepaid expenses and other current assets                      4,663       1,212
                                                              --------    --------
     Total current assets                                       42,976       5,804
  Tax benefits due from The Vitamin Shoppe                        --         1,892
  Property and equipment, net                                    6,184       9,143
                                                              --------    --------
     Total assets                                             $ 49,160    $ 16,839
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                    $ 10,587    $  5,336
  Due to The Vitamin Shoppe                                      2,635       2,245
                                                              --------    --------
     Total current liabilities                                  13,222       7,581
                                                              --------    --------

Stockholders' Equity:
Series A preferred Stock, $.01 par value,
    2,000,000 authorized, no shares issued or outstanding
    at December 31, 1999 and December 31, 2000                    --          --
  Class A common stock, $.01 par value, 30,000,000 shares
    authorized; 7,277,574 shares issued and outstanding at
    December 31, 1999 and December 31, 2000                         73          73
  Class B common stock, $.01 par value, 15,000,000 shares
    authorized; 13,081,500 shares issued and outstanding at
    December 31, 1999 and December 31, 2000                        131         131
  Additional paid-in capital                                    64,242      62,415
  Deferred stock-based compensation                             (2,732)       (314)
  Deficit                                                      (25,776)    (53,047)
                                                              --------    --------
     Total stockholders' equity                                 35,938       9,258
                                                              --------    --------
     Total liabilities and stockholders' equity               $ 49,160    $ 16,839
                                                              ========    ========

See notes to financial statements

                VITAMINSHOPPE.COM, INC.
                STATEMENTS OF OPERATIONS
    (In thousands, except share and per share data)




                                                 Year Ended December 31,

                                            1998            1999            2000
                                        ------------    ------------    ------------

Net sales                               $      3,034    $     14,646    $     34,257
Cost of goods sold                             1,599           9,480          23,415
                                        ------------    ------------    ------------
Gross profit                                   1,435           5,166          10,842
Operating expenses:
  Marketing and sales expenses                 3,196          26,701          21,189
  Technology development expenses                642           3,142           7,951
  General and administrative expenses            917           5,425          12,071
                                        ------------    ------------    ------------
     Total operating expenses                  4,755          35,268          41,211
                                        ------------    ------------    ------------
Loss from operations                          (3,320)        (30,102)        (30,369)
Interest expense (income), net                   120              (9)         (1,270)
                                        ------------    ------------    ------------
Loss before income taxes                      (3,440)        (30,093)        (29,099)
Income tax provision (benefit)                  --               108          (1,828)
                                        ------------    ------------    ------------
Net loss                                $     (3,440)   $    (30,201)   $    (27,271)
                                        ============    ============    ============

Basic and diluted net loss per share    $      (0.26)   $      (2.05)   $      (1.34)
                                        ============    ============    ============

Weighted average shares outstanding
  used to compute basic and diluted
  net loss per share                      13,081,500      14,756,339      20,359,074
                                        ============    ============    ============

See notes to financial statements.

                             VITAMINSHOPPE.COM, INC.
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (In thousands, except per share data)

                                         SERIES A                  CLASS A
                               CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                               ---------------------------- ---------------------
                                    SHARES        AMOUNT       SHARES     AMOUNT
                               --------------- ------------ ------------ --------
Balance, December 31, 1997                --    $       --          --      $--
 Net Loss                                 --            --          --       --
                                  ----------    ----------   ---------      ---
Balance, December 31, 1998                --            --          --       --
 Net loss (1/1/99-6/30/99)                --            --          --       --
 Capitalization of the
  Company by The Vitamin
  Shoppe on June 30, 1999                 --            --          --       --
Sale of Series A convertible
 preferred stock                   1,775,260        23,472          --       --
Sale of common stock                      --            --   4,545,455       46
Issuance of commons stock
 upon conversion of
 preferred stock                  (1,775,260)      (23,472)  2,732,119       27
Deferred stock-based
 compensation                             --            --          --       --
Amortization of deferred
 stock-based compensation                 --            --          --       --
Net loss (7/19/99-12/31/99)               --            --          --       --
                                  ----------    ----------   ---------      ---
Balance, December 31, 1999                --            --   7,277,574       73
 Amortization of deferred
   stock-based comensation                --            --          --       --
 Elimination of deferred
   stock-based compensation               --            --          --       --
 Net loss                                 --            --          --       --
                                  ----------    ----------   ---------      ---
Balance, December 31, 2000                --    $       --   7,277,574      $73
                                  ==========    ==========   =========      ===

                                      CLASS B
                                    COMMON STOCK       ADDITIONAL     DEFERRED
                               ----------------------    PAID-IN     STOCK BASED
                                   SHARES     AMOUNT     CAPITAL    COMPENSATION     DEFICIT       TOTAL
                               ------------- -------- ------------ -------------- ------------ ------------
Balance, December 31, 1997              --     $ --     $     --     $      --     $    (353)   $    (353)
 Net Loss                               --       --           --            --        (3,440)   $  (3,440)
                               -----------     ----     --------     ---------     ---------    ---------
Balance, December 31, 1998              --       --           --            --        (3,793)      (3,793)
 Net loss (1/1/99-6/30/99)              --       --           --            --        (4,425)      (4,425)
 Capitalization of the
  Company by The Vitamin
  Shoppe on June 30, 1999       13,081,500      131       (8,348)           --         8,218            1
Sale of Series A convertible
 preferred stock                        --       --           86            --            --       23,558
Sale of common stock                    --       --       45,080            --            --       45,126
Issuance of commons stock
 upon conversion of
 preferred stock                        --       --       23,445            --            --           --
Deferred stock-based
 compensation                           --                 3,979        (3,979)           --           --
Amortization of deferred
 stock-based compensation               --       --           --         1,247            --        1,247
Net loss (7/19/99-12/31/99)             --       --           --            --       (25,776)     (25,776)
                                ----------     ----     --------     ---------     ---------    ---------
Balance, December 31, 1999      13,081,500      131       64,242        (2,732)      (25,776)      35,938
 Amortization of deferred
  stock-based comensation               --       --           --           591            --          591
 Elimination of deferred
  stock-based compensation              --       --       (1,827)        1,827            --           --
 Net loss                               --       --           --            --       (27,271)     (27,271)
                                ----------     ----     --------     ---------     ---------    ---------
Balance, December 31, 2000      13,081,500     $131     $ 62,415     $    (314)    $ (53,047)   $   9,258
                                ==========     ====     ========     =========     =========    =========

See notes to financial statements.

              VITAMINSHOPPE.COM, INC.
              STATEMENTS OF CASH FLOWS
                   (In thousands)

                                                                                     Year Ended December 31,

                                                                                   1998        1999         2000
                                                                                 ---------   ---------   ---------
Cash flows from operating activities:
  Net loss                                                                       $ (3,440)   $(30,201)   $(27,271)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                    21         226       2,263
      Amortization of deferred stock-based
        compensation                                                                 --         1,247         591
      Other                                                                           102         482         816
      Restructuring costs                                                            --          --         1,615
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                                   (35)       (224)       (179)
      Tax benefits due from the Vitamin Shoppe                                       --          --        (1,892)
      Inventory                                                                      --           (35)        (73)
      Prepaid expenses and other current assets                                       (94)     (4,569)      3,451
      Accounts payable and accrued liabilities                                        722      11,916      (7,844)
                                                                                 --------    --------    --------
  Net cash used in operating activities                                            (2,724)    (21,158)    (28,523)
                                                                                 --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                                                               (506)     (5,925)     (5,450)
                                                                                 --------    --------    --------
  Net cash used in investing activities                                              (506)     (5,925)     (5,450)
                                                                                 --------    --------    --------
Cash flows from financing activities:
  Increase in Note due to The Vitamin Shoppe                                        3,230       2,220        --
  Repayment of Note due to The Vitamin Shoppe                                        --        (5,803)       --
  Issuance of Series A convertible preferred stock                                   --        23,558        --
  Issuance of common stock                                                           --        45,127        --
                                                                                 --------    --------    --------
  Net cash provided by financing activities                                         3,230      65,102        --
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                 --        38,019     (33,973)
Cash and cash equivalents - beginning of period                                      --          --        38,019
                                                                                 --------    --------    --------
Cash and cash equivalents - end of period                                        $   --      $ 38,019    $  4,046
                                                                                 ========    ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                     $   --      $    531    $   --
                                                                                 ========    ========    ========
    Income taxes                                                                 $   --      $   --      $    184
                                                                                 ========    ========    ========

See notes to financial statements.

                             VITAMINSHOPPE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 1998, 1999 and 2000
                 (in thousands, except share and per share data)

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to accumulate net losses, which total $61.3 million from inception through December 31, 2000. The Company's available cash balance has been depleted to $4.0 million at December 31, 2000, while the current liabilities total $7.6 million at December 31, 2000. The Company has taken steps to reduce its costs, mitigate operating losses and preserve available cash. The Company has terminated all of its online sponsorship agreements, resulting in reduced future advertising expenditures. In addition to curtailing its marketing activities, the Company reduced its staffing levels by approximately 42 people from its highest staffing level. As discussed in Note 9, the Company has entered into an Agreement and Plan of Merger with The Vitamin Shoppe. Following the proposed merger of the Company with and into The Vitamin Shoppe, the Company will cease to exist. As a result of the merger, each share of Class A common stock of the Company (except shares held by holders who properly perfect their dissenters' rights) will be canceled and converted into the right to receive $1.00 in cash. Based on current projections the Company expects its cash to be depleted in April 2001, but it could be earlier than that time. The Company expects to complete the merger prior to depleting all of its cash, but no assurances can be given that it will be able to do so. If the merger is not completed, the Company will likely be forced to seek protection under the Federal bankruptcy laws or enter liquidation proceedings. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the periods prior to July 1, 1999, the financial statements include allocations of expenses incurred by The Vitamin Shoppe in support of the Company. These allocations took into consideration personnel, business volume and other appropriate factors and generally included costs related to fulfillment, marketing, administrative, general management and other services provided to the Company by The Vitamin Shoppe. Such allocated charges were $816 and $786 for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. Interest expense, net, shown in the financial statements reflects interest expense at a rate of 8.75 percent per annum on the average amounts due to The Vitamin Shoppe until November 1999 when the Note balance was paid, offset by interest income in the amount of $217 and $1.3 million earned from interest bearing deposit accounts for the years ended December 31, 1999 and 2000, respectively. Allocations of expenses are estimates based on The Vitamin Shoppe management's best assessment of actual expenses incurred on behalf of the Company. It is management's opinion that the expenses charged to the Company were reasonable. In addition to these allocations, The Vitamin Shoppe supplied the Company with inventory on an exclusive basis at a charge of 100 percent of cost.

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

For the six months ended December 31, 1999 and the year ended December 31, 2000, charges for services provided to the Company by The Vitamin Shoppe were in accordance with the intercompany agreements and totaled $2.3 million and $5.6 million, as shown in the chart below. Total current liabilities on the accompanying balance sheet at December 31, 1999 and December 31, 2000 include amounts due to The Vitamin Shoppe related to these services in the amount of $1.1 million and $900, respectively.

                                        Six months ended          Year ended
                                        December 31, 1999         December 31, 2000
                                      (in thousands)            (in thousands)

Trademark license                             $   703                   $ 1,571
Co-marketing                                      614                     1,439
Administrative                                    369                       660
Supply and fulfillment                            335                     1,382
Merchandising                                     300                       500
                                              -------                   -------
Total Expense                                 $ 2,321                   $ 5,552
                                              =======                   =======

All merchandise purchases are made from The Vitamin Shoppe under the intercompany supply agreement. Such purchases aggregated $1.4 million, $7.6 million and $19.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Total current liabilities on the accompanying balance sheet at December 31, 1999 and 2000 include amounts due to The Vitamin Shoppe related to these merchandise purchases in the amount of $1.5 million and $1.3 million, respectively.

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

Online Marketing Arrangements

The Company has entered into several online marketing arrangements with Internet content providers that established the Company as the exclusive or preferred vendor of nutritional products on the providers' Internet websites. The agreements were established for terms of 12 to 24 months, and provided for fixed monthly or quarterly payments by the Company and, in some cases, revenue-sharing upon the attainment of stipulated revenue amounts. Certain agreements provided that the Internet service providers deliver guaranteed minimum levels of impressions and included make-good provisions in the event of a shortfall. The Company's fixed payments under such arrangements were recognized as expenses either on a straight-line basis over the term of the agreement, or on an impression delivered basis, depending upon the terms of the agreement. Expense accruals relating to revenue sharing provisions were made when projections indicated that revenue thresholds would be attained. At December 31, 2000, all online marketing arrangements have either been completed or terminated early, and the Company has no future obligations with respect to these agreements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and amortization. Acquired software, computers, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. Effective January 1, 1999, the Company adopted the AlCPA's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, the direct internal and external costs associated with the development of the features and functionality of the Company's Website 2.0, which launched on June 1, 2000, transaction-processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized over the estimated lives of five years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recognized.

Revenue Recognition

Sales of products purchased from The Vitamin Shoppe are recognized, net of discounts and estimated returns, at the time the products are shipped to customers.

Advertising Costs

The costs of advertising related to online marketing arrangements, magazines, television, radio and other media are expensed the first time advertising takes place. Advertising expense for the years ended December 31, 1998, 1999 and 2000 were $3.0 million, $19.9 million and $11.1 million, respectively.

Deferred Rent

Rent expense under the Company's operating lease, which includes fixed non-contingent escalations, is recognized on a straight-line basis over the term of the lease. The cumulative net excess of recorded rent expense over lease payments made was included in accounts payable and accrued expenses on the accompanying balance sheet. In connection with the termination of the Company's lease agreement, a reversal of previously recognized deferred rent expense in the amount of $21 has been reflected as a reduction of the lease termination costs (see Note 5).

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

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. Shares used for this computation consist of 13,081,500 shares of Class B common stock issued in connection with the Company's initial capitalization in June 1999 as if all shares were outstanding for all periods presented. For the years ended December 31, 1999 and 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the exercise of the stock options and warrants are antidilutive. Securities, the issuance or exercise of which may result in dilution, consisted of 32,703 shares of Series A common stock issuable upon the exercise of a warrant at December 31, 1999 and 2000; and 1,842,768 and 1,079,440 options to purchase shares of Class A common stock at December 31, 1999 and 2000, respectively. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock required to be shown as outstanding for all periods as outlined in SAB No. 98.

Start-Up Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP establishes accounting and reporting standards for start-up activities and states that costs of start-up activities, including organization costs, should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement effective January 1, 1999, and the adoption did not have a material effect on the financial statements.

Concentrations

The Company's customers are consumers who utilize the Company's website and purchase products. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 31, 1999 and 2000, there were no significant concentrations of accounts receivable or related credit risks.

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

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, requires the Company to recognize all derivatives on the balance sheet at fair value. The

Company has determined that adoption of this new standard will not have a material effect on the Company's financial statements or disclosures.

In July 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue.

As of October 1, 2000, the Company began to record all amounts billed to customers related to shipping and handling costs as net sales and has restated all prior periods presented.

Previously, the Company had presented revenues and costs from shipping and handling activities as a net amount within marketing and sales expenses. Included in net sales and cost of goods sold are the following revenues and costs associated with shipping and handling activities for each of the periods presented:

           Year Ended December 31,
            1998     1999     2000
                (in thousands)

Revenues   $  173   $1,008   $2,383
           ======   ======   ======
Costs      $  192   $1,886   $4,235
           ======   ======   ======



3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        December 31,
                                                      1999        2000
                                                       (in thousands)

Website development costs                            $ 4,340      $ 8,788
Computer hardware                                      1,169        1,615
Software                                                 652          822
Leasehold improvements                                   137            -
Fixtures and equipment                                   133          348
                                                        ----          ---
                                                       6,431       11,573

Accumulated depreciation and amortization               (247)      (2,430)
                                                     -------      -------
                                                     $ 6,184      $ 9,143
                                                     =======      =======

Depreciation and amortization of property and equipment was approximately $21, $226 and $2,263 for the years ended December 31, 1998, 1999 and 2000, respectively.

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following:

                                                               December 31,
                                                             1999         2000
                                                              (in thousands)

Accounts payable                                            $  2,611      $ 1,835
Accrued expenses                                               7,976        2,352
Restructuring costs                                                -        1,149
                                                            --------      -------
Total accounts payable and other accrued expenses           $ 10,587      $ 5,336
                                                            ========      =======

As discussed in Note 2, the Company's available cash balance has been depleted to $4.0 million. In response, the Company has taken steps to reduce its costs, mitigate operating losses and preserve available cash while pursuing strategic alternatives for the Company. The Company incurred restructuring charges totaling $1.6 million in connection with its efforts, including termination of its leased office space, termination of employees, and engagement of investment bankers, attorneys and other professionals in connection with the contemplated transaction described in Note 9. These costs have been included in selling, general and administrative expenses in the accompanying statement of operations. The major components of the restructuring costs and the activity through December 31, 2000 were as follows:

(in thousands)                             Severance       Write
                                             and          off of
                                         termination    leasehold     Lease       Proxy
                                           benefits     improvement termination   costs       Total
                                       ---------------------------------------------------------------
Provision                                  $ 640          $ 228       $ 263       $ 484      $ 1,615
Paid or charged                                -           (228)       (238)          -         (466)
                                           -----          -----       -----       -----      -------
Balance at December 31, 2000               $ 640          $   -       $  25       $ 484      $ 1,149
                                           =====          =====       =====       =====      =======

5.       COMMITMENTS

At December 31, 1999, the Company was obligated under online marketing agreements with web portals and strategic partners for future payments aggregating $9.8 million through February 2001. During 2000, such future commitments were terminated, without a penalty.

In June 1999, the Company entered into an employment agreement with an executive for an initial two-year term. Under the terms of this agreement, the Company is committed to compensate this executive in the amount of $300 annually, unless the executive is dismissed for cause or upon disability or death. See Note 8.

In August 1999, the Company entered into a noncancellable operating lease for its corporate office facility and issued a standby letter of credit in the amount of $600 as security for its lease commitment. Rental payments under this lease for the period from September 1999 through November 2003 approximate $35 per month and aggregate $1.8 million over the lease term. Rental expense was $182 and $420 for the years ended December 31, 1999 and 2000. During December 2000, the Company entered into a lease termination agreement with the landlord whereby the Company will pay a termination fee plus one month's rent for release of its obligation under the lease and return of the letter of credit. The release was obtained in February 2001. The Company relocated to the offices of The Vitamin Shoppe in January 2001. The Vitamin Shoppe is not charging the Company rent for the use of this space.

6.       STOCKHOLDERS' EQUITY

A.       CAPITAL TRANSACTIONS

The Company was incorporated in May 1999 and was capitalized in June 1999. The Company was capitalized by the issuance to The Vitamin Shoppe of 1,000 shares of common stock, par value $.01 per share, for a purchase price of $1,000 and the contribution by The Vitamin Shoppe of net liabilities of approximately $8.2 million. In July 1999, the Company effected a recapitalization through the authorization of 30,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock and the issuance of 13,081,500 shares of Class B common stock in exchange for the 1,000 shares of common stock previously issued to The Vitamin Shoppe. The recapitalization has been retroactively reflected in the accompanying financial statements. In addition, the Company authorized 5,000,000 shares of preferred stock of which 3,000,000 shares are currently undesignated. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to six votes per share. Prior to July 1, 1999, the Company was operated as a division of The Vitamin Shoppe. Through its ownership of the Class B common stock, The Vitamin Shoppe currently holds approximately 91.5 percent of the voting power of all outstanding common stock.

On July 9, 1999, the Company issued $10 million in aggregate principal amount of promissory notes due in June 2000. These notes were held by stockholders of The Vitamin Shoppe or affiliates of these stockholders. As described below, in July 1999 these notes were converted into shares of Series A convertible preferred stock.

On July 27, 1999, the Company issued 1,775,260 shares of Series A convertible preferred stock, par value $.01 per share, that were convertible into 2,732,119 shares of Class A common stock ($9.15 fair value per share) for gross proceeds of $25 million. The proceeds (net of commissions and offering costs) of this transaction were approximately $23.6 million. Of the gross proceeds, $10.0 million was paid through the conversion of promissory notes referred to in the preceding paragraph into Series A convertible preferred stock. The remaining shares were sold to the note holders and other persons for cash consideration of $15.0 million. The Company also issued warrants to purchase an equivalent of 32,703 shares of Class A common stock at a price of $9.15 per share, subsequently amended to $11.00, to Thomas Weisel Partners LLC in consideration for its services as placement agent in this transaction. All shares of the Series A convertible preferred stock converted into an aggregate of 2,732,119 shares of the Class A common stock upon the closing of the Company's initial public offering; the carrying amount of the Series A convertible preferred stock was credited to Class A common stock par value and to additional paid-in capital. The estimated fair value of the warrants issued to the placement agent of approximately $86 was recorded as an additional expense of the issuance and was credited to additional paid-in capital in the balance sheet.

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

B.       STOCK OPTIONS

In July 1999, the Company established the VitaminShoppe.com, Inc. Stock Option Plan for Employees dated as of July 1, 1999 (the "Employee Plan"), which provides for the granting of stock options, including incentive stock options and non-qualified stock options. The Company reserved 2,308,500 shares of Class A common stock for grant. Either the board of directors or the compensation committee of the board of directors may determine the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise prices. Stock options are exercisable for a period not to exceed 10 years from the date of grant and, to the extent determined at the time of grant, may be paid for in cash or shares of Class A common stock, or by a reduction in the number of shares issuable upon exercise of the option.

In August 1999, the Company established the VitaminShoppe.com, Inc. Stock Option Plan for Nonemployee Directors (the "Director Plan"), which provides for the granting of options to purchase 38,475 shares of Class A common stock to each elected or appointed nonemployee director. The Company reserved 461,700 shares of Class A common stock for grant.

During the period from June 14, 1999 through October 7, 1999, the Company granted to twenty employees and two directors options to purchase 1,302,510 shares of Class A common stock at exercise prices of $3.82 and $9.15 per share. The options expire 10 years from the date of grant and vest ratably over a period of three years. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. The Company recorded aggregate deferred stock-based compensation of approximately $3.9 million during the year ended December 31, 1999. The deferred stock-based compensation is being amortized over the vesting period of the underlying options. Total amortization of stock-based compensation recognized during the year ended December 31, 1999 and 2000 was approximately $1.2 million and $0.6 million, respectively inclusive of approximately $697 of expense recorded upon the closing of the initial public offering due to the accelerated vesting of 130,815 of those options. The remaining deferred stock-based compensation will be amortized over the three-year vesting period. Subsequent to December 31, 1999, the Company no longer employs two of the executive officers that were granted stock options prior to October 7, 1999. Accordingly, during the first quarter 2000, the Company eliminated approximately $1.6 million of unamortized deferred stock based compensation by removing it from the additional paid in capital where it was originally recorded and there will no longer be expense associated with these options. During the fourth quarter of 2000, the Company terminated the employment of 9 employees that were granted stock options prior to October 7, 1999. An additional $222 of unamortized deferred stock based compensation was eliminated from additional paid in capital.

For the period from October 8, 1999 through December 31, 1999, the Company granted to 20 employees and 5 directors options to purchase 631,829 shares of Class A common stock at exercise prices ranging from $8.53 to $14.47 (the then current fair market value on the dates of grant). The options expire 10 years from the date of grant and vest ratably over a period of three years.

During the year ended December 31, 2000, the Company has granted to 66 employees and 3 directors options to purchase 692,975 shares of Class A common stock at exercise prices ranging from $1.13 to $9.72 (the then current fair market value on the dates of grant). The options expire 10 years from the date of grant and vest ratably over a period of three years.

Stock option transactions during the years ended December 31, 1999 and 2000 are summarized as follows:

                                                     1999                              2000
                                            -----------------------------     ----------------------------
                                                          Weighted-                              Weighted-
                                                           Average                                Average
                                                           Exercise                               Exercise
                                              Shares         Price              Shares              Price

Outstanding, beginning of year                       -         $ -             1,842,768            $ 8.20
Granted                                      1,934,339        8.24               692,975              4.05
Exercised                                            -           -                     -                 -
Forfeited                                      (91,571)       9.15            (1,416,303)             7.40
                                               --------      -----            -----------             ----
Outstanding, end of year                     1,842,768       $ 8.20             1,119,440            $ 6.62
                                             =========      =======            ==========            ======
Options exercisable at year end                130,815       $ 3.82               347,032            $ 6.50
                                               =======      =======              ========            ======
Options available for future grant             927,432                          1,650,760
                                               =======                          =========

The following table summarizes information about stock options outstanding at December 31, 2000:

      Options Outstanding                                                         Options Exercisable
-----------------------------------------------------------------------     -------------------------------
                                   Weighted -
                                    Average             Weighted -                             Weighted -
   Range of                        Remaining              Average                               Average
   exercise         Options       Contractual            Exercise                Options        Exercise
    prices        Outstanding     Life (Yrs)               Price               Exercisable       Price

 $1.13 - $5.00        537,790         9.10               $ 3.38                  205,815        $ 3.82
 $6.50 - $9.72        418,750         8.89                 9.04                  113,917          9.15
$11.00 - $12.51       162,900         8.76                11.08                   54,300         11.08
                     --------        -----               ------                  -------         -----
                    1,119,440         8.95               $ 6.62                  374,032        $ 6.50
                   ==========        =====              =======                 ========        ======

C.       SFAS NO. 123 DISCLOSURES

Had the stock-based compensation for the Company's stock option grants been determined in accordance with SFAS No. 123 the Company's net loss would have been adjusted to the following pro forma amounts for the years ended December 31, 1999 and 2000 (in thousands):


                                                                                          1999           2000
                                                                                          ----           ----

Net loss - as reported                                                                 $ (30,201)      $ (27,271)
                                                                                       ==========      ==========
Incremental pro forma compensation expense under SFAS No. 123                          $    (242)      $    (932)
                                                                                       ==========      ==========
Net loss - pro forma                                                                   $ (30,443)      $ (28,203)
                                                                                       ==========      ==========
Basic and diluted net loss per share - as reported                                     $   (2.05)      $   (1.34)
                                                                                       ==========      ==========
Basic and diluted net loss per share - pro forma                                       $   (2.07)      $   (1.39)
                                                                                       ==========      ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and with the following weighted average assumptions at December 31, 1999 and 2000:

                                       1999                  2000

Average risk-free interest rate         5.21%                6.44%
Average expected life                   3.0 years            3.0 years
Volatility                             33.33%              101.4%

For purposes of the 1999 pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $5.54 per share at the date of grant, is amortized to expense over the options' vesting period. This amount has been reduced by the amount of deferred stock-based compensation already recorded in the accompanying financial statements of $4.86 per share for those options that were granted below the fair market value on the date of grant.

For purposes of the 2000 pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $2.37 per share at the date of grant, is amortized to expense over the options' vesting period.

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

7.       INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                       Year Ended December 31,
                                                         1998           1999            2000
Federal:
   Current                                             $  -          $     -         $     -
   Deferred                                               -           (7,472)         (8,723)
                                                       ----          -------         -------
                                                          -           (7,472)         (8,723)
State:
   Current                                                -              108            (696)
   Deferred                                               -           (2,550)         (2,155)
                                                       ----          -------         -------
                                                          -           (2,442)         (2,851)
                                                       ----          -------         -------
Subtotal                                                  -           (9,914)        (11,574)
Less: Increase in valuation allowance                     -           10,022           9,746
                                                       ----          -------         -------

Income tax provision (benefit)                         $  -          $   108         $(1,828)
                                                       ====          =======         ========

At December 31, 1999 and 2000 deferred income taxes consist of the following:

                                                  1999            2000

Assets:
Net operating loss carryforwards               $ 10,022        $ 19,768
Valuation allowance                             (10,022)        (19,768)
                                               ---------       ---------
Deferred tax asset                             $      -        $     -
                                               =========       =========

A reconciliation of the statutory Federal income tax rate and the effective rate of the provision (benefit) for income taxes is as follows:

                                                                       Year Ended December 31,
                                                                 1998           1999            2000

Tax at statutory Federal income tax rate                          $ -       $ (10,232)       $ (9,894)
Losses prior to capitalization of the Company                       -           1,505               -
Permanent differences - deferred stock-based
  compensation and meals and entertainment                          -             508              241
State taxes, net of Federal benefit                                 -          (1,612)          (1,882)
Increase in valuation allowance                                     -          10,022            9,746
Other                                                               -             (83)             (39)
                                                                 ----          ------        ---------
                                                                 $  -           $ 108         $ (1,828)
                                                                 ====          ======        =========

The Company's operating results through June 30, 1999 were included in the combined income tax returns of The Vitamin Shoppe. The Vitamin Shoppe did not allocate to the Company its share of income tax liabilities or benefits attributable to the Company's proportionate share of operating results.

Since the capitalization of the Company on July 1, 1999, when the Company ceased to be part of The Vitamin Shoppe's consolidated group, losses generated are available to offset any future Federal taxable income for 20 years. Deferred tax assets normally recorded to reflect the future benefit may or may not be shown as realizable, depending on the Company's ability to demonstrate the likelihood of future profitability.

In December 2000, the Company and The Vitamin Shoppe filed combined income tax returns for New York State, New York City and MTA Surcharge taxes for the year ended December 31, 1999. The Company and The Vitamin Shoppe are parties to a Tax Allocation Agreement that, as a result of the Company's tax losses used by The Vitamin Shoppe for 1999, requires The Vitamin Shoppe to establish a payable to the Company in an amount equal to $1.13 million. Accordingly, during the fourth quarter 2000, the Company recorded an income tax benefit and a receivable from The Vitamin Shoppe in the amount of $1.13 million; the payable is due on December 31, 2004. Also included in the fourth quarter of 2000 is an estimated income tax benefit associated with The Vitamin Shoppe's use of the Company's 2000 tax losses for New York State, New York City and MTA Surcharge taxes in the amount of $760. Such amount has been included in the balance of the tax benefit due from The Vitamin Shoppe on the accompanying balance sheet. Deferred tax assets primarily consist of the tax benefits associated with net operating loss carryforwards. The Company's net operating loss carry forwards expire in the years 2006 through 2020. Due to the uncertainty of the realization of these net operating loss carry forwards in the future, the Company has provided a valuation allowance to offset the deferred tax asset.

8.       SIGNIFICANT TRANSACTIONS

Included in general and administrative expenses, the Company recorded approximately $855 of severance expense related to the resignation of two executive officers during the first quarter 2000 representing approximately $620 of cash compensation in accordance with their employment agreements, and approximately $235 of non-cash compensation due to the accelerated vesting of stock options. Additionally, with respect to forfeited stock options the Company eliminated approximately $1.6 million of unamortized deferred stock based compensation that was previously recorded as additional paid in capital.

9.       SUBSEQUENT EVENTS

On January 12, 2001, the Company, and The Vitamin Shoppe entered into an Agreement and Plan of Merger (the "Merger Agreement"). As a result of the transactions contemplated by the Merger Agreement, the Company would be merged with and into The Vitamin Shoppe, and the Class A stockholders of the Company, other than The Vitamin Shoppe, would receive $1.00 per share in cash. The value of the merger to the public stockholders is approximately $7.3 million.

The merger is subject to certain conditions, including approval of a majority vote of the Company's stockholders. The Vitamin Shoppe, which holds 64.3% of common stock and 91.5% of the voting power of the Company's stock, has agreed to vote in favor of the merger. The Vitamin Shoppe's principal shareholder has committed to provide equity financing for the merger. The merger is not subject to receipt of financing, but does require the consent of The Vitamin Shoppe's lenders.

On January 22, 2001, the Company filed a proxy statement with the Securities and Exchange Commission seeking shareholder vote and approval of the Merger Agreement.

On February 22, 2001, a stockholder of the Company filed a complaint in the Supreme Court of the State of New York entitled Joseph v. VitaminShoppe.com, et al. The action asserts claims against VitaminShoppe.com, The Vitamin Shoppe and members of VitaminShoppe.com's board of directors, alleging, among other things, that VitaminShoppe.com and/or The Vitamin Shoppe and the individual defendants breached their fiduciary duties to stockholders, and that some defendants engaged in self-dealing with respect to the merger. The action alleges, among other things, that the consideration to be received by VitaminShoppe.com stockholders in the merger is unfair and inadequate. The action seeks class action certification and injunctive relief against the merger, or, in the alternative, to obtain recission of the merger or damages, and other relief. However, no motion for injunctive relief has been filed.

The Company believes that the action is without merit and intends to defend it vigorously.

                                     ******

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The following exhibits are filed as part of this report.

EXHIBIT         DESCRIPTION

2.1 Agreement and Plan of Merger dated as of January 12, 2001 by and between registrant and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 2.1 of the Form 8-K (File No. 0-27499).

3.1 Second Amended and Restated Certificate of Incorporation of the registrant, incorporated by reference to exhibit 3.1 of the Registration Statement on Form S-1 of the registrant (File. No. 333-83849).

3.2 Amended and Restated Bylaws of the registrant, incorporated by reference to exhibit 3.2 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

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

10.6 Form of Convertible Subordinated Note dated as of July 9, 1999 made by the registrant with attached schedule describing purchaser and principal amount of note, incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

EXHIBIT         DESCRIPTION

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

10.23 VitaminShoppe.com, Inc. Amended and Restated Stock Option Plan for Employees dated as of July 1, 1999 and amended and restated as of March 16, 2000, incorporated by reference to exhibit 10.23 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.24 Form of Nonqualified Stock Option Agreement between the registrant and employee with attached schedule describing actual option grants.

10.25 Amended and Restated Stock Option Plan for Non-Employee Directors dated as of August 1, 1999 and amended and restated as of March 16, 2000, incorporated by reference to exhibit 10.25 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.26 Form of Non-Employee Director Stock Option Agreement between the registrant and Non-Employee Director with attached schedule describing actual option grants.

10.27 Sponsorship Agreement dated as of September 23, 1998 between Vitamin Shoppe Industries Inc. and Excite, Inc., incorporated by reference to exhibit 10.26 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.28 Advertising Insertion Order dated as of November 1, 1998 between Vitamin Shoppe Industries Inc. and Yahoo!, incorporated by reference to exhibit 10.27 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.29 NetGravity AdServer Network License Agreement dated as of December 17, 1998 between Vitamin Shoppe Industries Inc. and NetGravity, Inc., incorporated by reference to exhibit 10.28 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).

10.30 Letter agreement dated as of December 17, 1998 between Vitamin Shoppe Industries Inc. and Time Inc. New Media related to Ask Dr. Weil Web site, incorporated by reference to exhibit 10.29 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.31 Agreement dated as of February 1, 1999 between Vitamin Shoppe Industries Inc. and Virtual Communities, Inc., incorporated by reference to exhibit 10.30 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).

10.32 Sponsorship Agreement dated as of March 11, 1999 between Vitamin Shoppe Industries Inc. and drkoop.com, Inc., incorporated by reference to exhibit 10.31 of the Registration

EXHIBIT         DESCRIPTION
                Statement on Form S-1 of the registrant (File No. 333-83849).#

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

10.35 Letter Agreement dated as of May 24, 1999 between Vitamin Shoppe Industries Inc. and Time Inc. New Media related to Dr. Bernie Siegel Web site, incorporated by reference to exhibit 10.34 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.36 Sponsorship and Advertising Agreement dated as of April 16, 1999 between Vitamin Shoppe Industries Inc. and InteliHealth, Inc., incorporated by reference to exhibit 10.35 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.37 Memorandum of Engagement dated as of June 7, 1999 between Compelling Content and the registrant, incorporated by reference to exhibit 10.36 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).

10.38 License Agreement dated as of October 5, 1998 between HealthNotes, Inc. and Vitamin Shoppe Industries Inc., incorporated by reference to exhibit 10.37 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.39 AOL Advertising Insertion Order dated as of August 27, 1999 between the registrant and America Online, Inc., incorporated by reference to exhibit 10.45 of the Registration Statement on Form S-1 of the registrant (File No. 333-83849).#

10.40 Offer Letter dated as of September 15, 1999 between the registrant and Philip Teplitzky, incorporated by reference to exhibit 10.40 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.41 Offer Letter dated as of October 6, 1999 between the registrant and Ann M. Sardini, incorporated by reference to exhibit 10.41 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.42 Separation and Release Agreement dated as of January 17, 2000 between the registrant and Kathryn Creech, incorporated by reference to exhibit 10.42 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.43 Separation and Release Agreement dated as of February 8, 2000 between the registrant and Eliot D. Russman, incorporated by reference to exhibit 10.43 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).

10.44 Letter agreement dated as of June 15, 1999 between the registrant and Time Inc. New Media related to Ask Dr. Weil, Dr. Ruth Westheimer and Alice Waters Web sites, incorporated by reference to exhibit 10.44 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).#

EXHIBIT         DESCRIPTION

10.45 Letter agreement dated as of August 16, 1999 between the registrant and Sapient Corporation, incorporated by reference to exhibit 10.45 of the Annual Report on Form 10-K for 1999 (File No. 0-27499).#

10.46 Non-Employee Director Stock Option Agreement dated as of June 22, 2000 by and between registrant and Barbara S. Feigin, incorporated by reference to exhibit (d)(7) of the Schedule 13e-3 (File No. 5-58277).

10.47 Non-Employee Director Stock Option Agreement dated as of June 22, 2000 by and between registrant and Woodson C. Merrell, M.D., incorporated by reference to exhibit (d)(8) of the Schedule 13e-3 (File No. 5-58277).

10.48 Indemnification Agreement dated as of November 16, 2000 by and between the registrant and Barbara S. Feigin.

10.49 Indemnification Agreement dated as of November 16, 2000 by and between the registrant and Woodson C. Merrell, M.D.

10.50 Indemnification Agreement dated as of November 21, 2000 by and between the registrant and Paul R. Vigano.

11.1 Statement regarding computation of per share earnings of the registrant.

27.1            Financial data schedule.

# Request for confidential treatment granted. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

** Confidential treatment requested. Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION

10.24 Form of Nonqualified Stock Option Agreement between the registrant and employee with attached schedule describing actual option grants.

10.48 Indemnification Agreement dated as of November 16, 2000 by and between the registrant and Barbara S. Feigin.

10.49 Indemnification Agreement dated as of November 16, 2000 by and between the registrant and Woodson C. Merrell, M.D.

10.50 Indemnification Agreement dated as of November 21, 2000 by and between the registrant and Paul R. Vigano.

11.1 Statement regarding computation of per share earnings of the registrant.

27.1            Financial data schedule.